Form 10-K
RIO HOTEL & CASINO INC
filed 1995-03-31
CIK 734380

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

(MARK ONE)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended  DECEMBER 31, 1994

                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from  to

     Commission file number                   0-13760

                    RIO HOTEL & CASINO, INC.
     (Exact name of registrant as specified in its charter)

            NEVADA                            95-3671082
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification No.)

3700 West Flamingo Road, Las Vegas, Nevada        89103
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number,
including area code                        (702) 252-7733

Securities registered pursuant to Section 12(b) of the Act:

                                            NAME OF EACH
     TITLE OF EACH CLASS                    EXCHANGE ON
                                          WHICH REGISTERED

       NOT APPLICABLE                      NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

                  COMMON STOCK, $.01 PAR VALUE
                        (Title of class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X      No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [  X  ]

      The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1995, based on the closing price as reported on the Nasdaq National Market of $12 3/8 per share, was approximately $188,736,768.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1995.

       Common Stock, $.01 par value        21,265,746


               DOCUMENTS INCORPORATED BY REFERENCE

The   information  required  by  Part  III  of  this  Report   is
incorporated by reference from the Rio Hotel & Casino, Inc. Proxy
Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.


PART I

ITEM 1.  BUSINESS

      Rio Hotel & Casino, Inc. ("RHCI" or the "Company") owns and operates the country's only all-suite hotel-casino, the Rio Suite Hotel & Casino (the "Rio") in Las Vegas, Nevada. The Rio, which opened in January 1990, is a 21-story hotel containing 1,410 suites, 89,000 square feet of casino space, ten restaurants and food outlets and other related amenities. The Rio is situated on a 45-acre elevated site near the Las Vegas Strip and adjacent to a major exit from Interstate 15, the freeway linking Las Vegas with Southern California. The Company markets to the middle to upper-middle income segments of gaming customers, both local residents and Las Vegas visitors. The Rio utilizes a colorful Brazilian carnival and rain forest theme to enhance its customers' gaming and resort experience.

      The Rio was designed to permit multiple expansions in accordance with a conceptual master plan and received zoning approval for 2,400 rooms. In order to better service its present gaming customers and to expand its market, the Company has been proceeding with certain expansion projects. In the Fall of 1993, the Company completed a $37 million hotel expansion (the "Tower Expansion") containing a total of 437 additional suites and other improvements. In September 1993, 375 of the new suites were placed into service, and the balance of the suites were placed into service during October 1993. In July 1993, the Company commenced a $25 million expansion project (the "Eastside Expansion"), which included a 25,000 square foot expansion of the casino to accommodate approximately 500 slot machines and 12 table games (completed December 1993); the new Copacabana Showroom, a unique circular 430-seat video entertainment and restaurant complex (opened February 1994); Fiore, a new 186-seat world class restaurant (opened April 1994); a 36,000 square foot expansion of the Rio's beach pool area with a second swimming pool and additional recreation areas (completed April 1994); and a 135,000 square foot, two-level parking garage with parking spaces for approximately 434 vehicles (opened December 1993). The Company commenced construction in May 1994 of an approximately $75 million hotel and casino expansion (the "Phase III Expansion") containing a total of 549 additional suites (365 new suites were placed into service in February 1995 and the remaining suites were placed into service in March 1995), approximately 10,000 square feet of new casino area which accommodated approximately 300 additional slot machines (opened November 1994), an expansion of the "Carnival World Buffet" by approximately 50% (opened November 1994), a three-level parking garage with 527 parking spaces (opened August 1994), and assorted back-of-the-house enhancements. The Company intends to commence construction in April 1995 of an approximately $20 million expansion (the "Phase IV Expansion"). The project will add 144 suites to the existing 1,410 suites, add approximately 5,400 square feet of meeting room space, double the size of the existing Buzios seafood restaurant to approximately 180 seats, add a new health club and salon facility and include a variety of back-of-the-house improvements. Completion of the Phase IV Expansion is expected to occur in stages through the end of 1995.

      On March 29, 1995, the Company announced that it has retained Montgomery Securities as its financial advisor to assist in evaluating various strategic alternatives for the Company.

      The Company was incorporated in California in 1981 and reincorporated in Nevada in 1988. The Company changed its name from MarCor Resorts, Inc. to Rio Hotel & Casino, Inc. on February 28, 1992. Its executive offices are located at 3700 West Flamingo Road, Las Vegas, Nevada 89103, and its telephone number is (702) 252-7733. Unless stated otherwise, the "Company" refers to Rio Hotel & Casino, Inc. and its wholly owned subsidiaries. See Note 1 of Notes to Consolidated Financial Statements.

BUSINESS STRATEGY

      The Rio seeks to distinguish itself from its Las Vegas competitors and to attract the middle to upper-middle income customer base. The principal aspects of the Company's business strategy are as follows:

      CAPITALIZE ON THE RIO'S UNIQUE QUALITIES. The Rio is the only all-suite hotel-casino in the United States. The Rio's standard suites are up to 50% larger than standard Las Vegas hotel rooms. In addition, the Company selected the Rio's site for the marketing advantage of its location, which is adjacent to a major exit from Interstate 15, the freeway linking Las Vegas with Southern California. The off-Strip location allows Rio customers to avoid the ever-increasing traffic congestion on the Las Vegas Strip. As the new generation of themed, destination resorts continue to open, the Company believes that the Rio's location will become an increasingly important marketing advantage. The Company also believes that the Rio's highly visible and accessible location is an important factor in attracting gaming customers. The Rio is strategically located to take advantage of the dynamic residential and commercial growth of the western portion of metropolitan Las Vegas.

      MAINTAIN AN IDENTIFIABLE AND INNOVATIVE MARKET PRESENCE. The Company has created an identifiable and innovative marketing
presence  and  continues to build a "signature" Rio  theme.   The
Rio's  Brazilian  carnival  and rain  forest  theme  incorporates
bright   colors,  creative  interior  designs,  festive  employee
costumes and other exotic touches to contribute to its tropical ambiance. The Rio's message of a fun-filled, colorful atmosphere is constantly emphasized. The Rio has developed the Rio Rita(TM) character as a promotional ambassador to the Rio's hotel-casino
guests   and  as  a  focal  point  upon  which  many  promotional
activities have been built, such as Rio Rita's(TM) Paycheck Poker Wheel, Carnival Dice, the Jackpot Jungle, Rio Rita's(TM) Lotto
Bucks,  Carnival  Days,  Conga Mania and  Brazilia  Days.   The
Company  advertises  extensively in the  Las  Vegas  area  print,
television   and  radio  media,  and  periodically  in   Southern
California, Phoenix and other regional markets.

      UTILIZE THE RIO SITE IN ACCORDANCE WITH ITS CONCEPTUAL MASTER PLAN. The Company intends to fully utilize the 45-acre Rio site. The Company's conceptual master plan provides for a systematic and flexible expansion program which, in its implementation and depending on management's analysis of changing market conditions, will allow the Rio to expand its customer base by adding more rooms, expand and adjust the casino and entertainment areas, and add amenities that will attract more customers to the Rio. See "Business - Expansion Strategy and Master Plan."

      EMPHASIZE SERVICE EXCELLENCE. Management recognizes that a hotel-casino is a service operation and therefore the success of the overall organization is dependent on the consistent quality of each employee's efforts. Every employee plays an integral role in contributing to the overall Rio experience for guests. The Rio's management team continually seeks to instill in each employee a sense of service excellence designed to exceed guest expectations. Customer surveys consistently indicate that guests are sensitive to and impressed by the friendly, sincere and helpful nature of the Rio's employees. Management believes that it has succeeded in making the Rio a positive and fun place to work and that its employees are proud to be members of Team Rio. In the Spring of 1993, the Rio was recognized as "Best of Las Vegas" in six categories, including "Most Efficient Service," in the Spring of 1994, the Rio increased its "Best of Las Vegas" recognition to eight categories and in the Spring of 1995, the Rio increased its "Best of Las Vegas" recognition to ten categories in an annual survey conducted and published by Nevada's largest daily newspaper.

      EXPLOIT NEW GAMING OPPORTUNITIES. Management continues to evaluate developments and opportunities in the rapidly expanding gaming industry. The Company's future expansion plans will focus first on addressing customer demand at the Rio site. Past expansions of the Rio site have been accompanied by expanded customer demands for the Company's casino, restaurant and other entertainment facilities. The Company is also exploring the feasibility of additional gaming opportunities in Las Vegas and other jurisdictions. While no assurances can be given that the Company will ever pursue opportunities off the current Rio site, the Company may pursue opportunities that management believes to be in the best interests of the Company.

THE RIO

      The Rio, which opened in January 1990, is a 21-story all-suite hotel-casino containing a broad range of gaming, hotel and resort amenities. The Rio's location appeals to local customers and is conveniently located for Las Vegas visitors. The Rio's elevated site and striking glass facade are visible from all directions. The Rio's main floor design provides easy customer access to the casino and all other public areas. The Rio's Brazilian carnival and rain forest theme incorporates bright colors, creative interior designs, festive employee costumes and other exotic touches to contribute to its tropical ambiance. Quality and style are emphasized throughout all aspects of marketing and operations in order to build a solid repeat-customer base. The Rio's facilities are complemented by its human resources program that is intended to foster friendly and courteous employees in all service areas.

      GAMING. The Rio has 89,000 square feet of casino space. The casino currently has approximately 2,200 slot machines; 59 table games, including "21," progressive "21," craps, roulette, pai gow poker, caribbean stud poker, and mini-baccarat; other casino games such as keno and poker; and a race and sports book.

     Gaming operations at the Rio are continually being monitored and modified to respond to both changing market conditions and customer demand in an effort to attract new customers while retaining the existing customer base. New and innovative slot and table games have been introduced based on customer feedback and demand from both local customers and Las Vegas visitors. For example, the number of slot machines has increased in stages from 850 in December 1990 to 2,200 in December 1994.

      The Company has developed a mix of slot machines to appeal to the two primary segments of gaming customers, local residents and Las Vegas visitors. Management devotes substantial time and attention to the type, location and player activity of all slot machines. The Company believes that to continue to attract and retain slot customers, it must expand the number and variety of slot machines on its casino floor, particularly its higher denomination slot machines.

      HOTEL. The Rio's 21-story hotel towers contain a total of 1,410 suites, comprised of 1,366 standard Rio suites; 14 "super" suites; 17 "cariocas" suites; 6 two-story penthouse suites; and 7 executive suites that combine a conference room and an adjoining suite. In September 1993, 375 new suites were placed into service and 62 new suites were placed into service during October 1993. In February 1995, 365 new suites were placed into service and 184 new suites were placed into service during March 1995. The average Rio occupancy rates were 96.8% and 95.9% for 1993 and 1994, respectively. During 1993 and 1994, the Company believes that approximately two potential room night bookings were turned away for each room night booking accepted. The Phase III Expansion added 549 suites bringing the Rio's hotel suite count to 1,410 suites in March 1995. The Company anticipates that the Phase IV Expansion will add an additional 144 suites by January 1996.

       The standard Rio suite is a luxury room measuring approximately 600 square feet, compared to approximately 400 square feet for the standard Las Vegas hotel room. The Brazilian carnival and rain forest theme is carried throughout the guest suites in wall coverings, art work and other designer accents. Suite amenities include carved wood finishes, cut glass, polished granite surfaces, marble tile in the bath areas, room safes and refrigerators.

      RESTAURANTS, ENTERTAINMENT AND OTHER ATTRACTIONS. While important to attracting Las Vegas visitor gaming customers, the high quality, value and variety of food services are critical to consistently attracting the local resident gaming customer to the Rio. To provide such variety, seven bars and ten restaurants and food outlets are located in the Rio's main floor area. The Rio currently serves an average of approximately 12,000 meals per day, including banquets and room service. The following table sets forth, for each restaurant and food outlet, the type of service provided and the seating capacity:

                                TYPE                NUMBER OF
                                                      SEATS

All American Bar &    Steaks, ribs, chicken and        202
Grille                seafood

Antonio's             Casual    fine    Italian        116
                      dining

Beach Cafe            24-hour full menu                314

Buzios                Seafood and oyster bar            92

Carnival World        Brazilian, Chinese,              980
Buffet                Italian, Mexican,
                      Japanese, Western BBQ and
                      traditional buffet

Gelato & Sorbets      Ice cream desserts               120 (1)

Rio Pizza Pasta       Pizza and pasta                  120 (1)
Place

Toscano's Deli &      Deli items and sandwiches        120 (1)
Market

Copacabana Showroom   Dining entertainment             430
                      complex

Fiore Rotisserie &    World class dining               186
Grille
_______________________________

(1)   Shared seating area

      OTHER. The Rio's Copacabana Showroom is a unique, circular 430-seat video, entertainment and restaurant complex which features two 12-foot by 90-foot video screens, an exhibition cooking area, multiple tiers of dining room seating and a stage. The Copacabana Showroom features "Conga", a dinner show/musical review designed around the Rio's theme. The Copacabana Showroom is also used for other functions, including: a late-night dance club with food service; casino-hosted events; concerts; viewing of sporting events on the large video screens; and corporate meetings that capitalize on the unique video and audio qualities of the room.

     The Ipanema Lounge and Mambo's each offer live entertainment in separate casino cocktail lounge settings. The Rio also houses a gift shop, a Rio logo shop, a barber and beauty shop, and an exercise room, as well as approximately 13,250 square feet of public meeting and banquet room facilities.

      The  Rio's pool/outdoor entertainment area is approximately
59,000 square feet and includes: a landscaped sand beach; an 11-foot waterfall; two swimming pools; a multi-level spa; and a terrace bar and food service facility.

MARKETING STRATEGY

      The Rio targets the middle to upper-middle income segments of the following five markets: local residents; leisure travelers; tour and travel customers; special casino customers; and selected convention, meeting and incentive program groups. Through the Company's expansion projects, the Company intends to increase its focus on the visitor market, while preserving and expanding its reputation in the local market.

     LOCAL RESIDENTS. The Rio has placed significant emphasis on marketing to the local resident gaming customer. The Rio relies heavily on its location, its food and beverage operations and slot machine variety to attract local resident patrons. The Company markets to local residents through extensive local television, radio and print advertising, active participation in charitable, community and other public activities, and programs that attract local residents to the Rio, such as check cashing promotions. The Rio believes that it is also the beneficiary of significant word-of-mouth endorsements from local residents, including Las Vegas area service industry employees.

      LEISURE TRAVELERS. The leisure travel segment consists of guests who are not affiliated with groups and who make their reservations directly with the resort of their choice or through independent travel agents. Management believes that the Rio's location, all-suite concept, Brazilian carnival and rain forest theme and other resort hotel services and amenities provide a significant benefit in attracting the middle and upper-middle strata of the leisure travel segment. Periodically, as hotel occupancy projections dictate, the Rio utilizes print media, radio and direct mail to advertise in the Southern California, Phoenix and other regional leisure travel markets.

      TOUR AND TRAVEL CUSTOMERS. The tour and travel market consists of customers who utilize "packages" to reduce the cost of travel, lodging and entertainment. These "packages" are produced by wholesalers and typically emphasize mid-week stays in Las Vegas. The Rio has developed relationships with national tour and travel wholesale companies and travel agents. The Rio maintains a staff of travel professionals who develop and maintain a presence in the Rio's major markets.

      SPECIAL CASINO CUSTOMERS. The special casino customer segment is composed of frequent gaming customers who are known by and are in regular communication with Rio casino marketing personnel. The Rio's suites and other amenities are significant tools in marketing to this segment. Credit play for qualified players is also made available based on the judgment of casino management after an analysis and regular monitoring of the player's gaming and credit history, as well as on-going casino play. Special events are also held for these customers on a regular basis.

      SELECTED CONVENTION, MEETING AND INCENTIVE PROGRAM GROUPS. The Rio focuses its efforts within this segment on groups that will have sufficient time and propensity to incorporate gaming activities into their stays. An example of the preferred Rio meeting participants are those whose meetings are scheduled for only a portion of the day leaving a large part of the day open for gaming and entertainment activities. The Rio does not market to large-scale conventions and meetings. The Rio's marketing department maintains contacts and data regarding selected convention, meeting and incentive program planners that the Rio desires to attract.

      OTHER. The Company believes that it also attracts visitors staying at other Las Vegas hotels and motels. The Company believes word-of-mouth endorsements by Rio guests and Las Vegas service industry employees about the Rio, its food services, and its entertainment in the Copacabana Showroom, the Ipanema Lounge and Mambo's Lounge are responsible for attracting these Las Vegas visitors. The Rio provides transportation to such customers through the use of regularly scheduled Rio shuttle buses that travel between the Rio and designated Las Vegas Strip locations.

EXPANSION STRATEGY AND MASTER PLAN

      The Company's conceptual master plan is composed of three major elements: location, design and land space.

      The Company selected the strategically located site based upon its proximity to the Las Vegas Strip, Interstate 15 and Flamingo Road. The Las Vegas Strip is the entertainment and resort center of Las Vegas and the site of most major Las Vegas hotel-casinos. Interstate 15 is the primary highway between Las Vegas and Southern California, and it is Las Vegas' major north-south freeway. Flamingo Road is a major east-west surface street connecting southwestern Las Vegas residential and commercial areas with the Las Vegas Strip and southeastern Las Vegas residential and commercial areas.

      The Rio was designed to permit future expansions without significant interruption of the Rio's normal business operations. Depending on management's analysis of changing market conditions, the Company has designed the Rio to allow more rooms, to expand and adjust the main floor area, and to add amenities that will attract more customers. The Rio's original design included construction of a reinforced foundation for the hotel tower and a reinforced elevator core to support and facilitate additional room construction. In anticipation of construction of additional room towers, the Rio was designed so that future towers could be constructed at the rear of the facility, away from operations in the casino and other main floor public areas.

      The Company assembled adequate acreage so that the Rio may expand without being landlocked into a site not large enough to permit growth. Starting from its original 30 acres, for which it received zoning approval for up to a 2,400 room hotel-casino, the Company has acquired additional acreage in 1989 and 1991, bringing the current Rio site to 45 acres.

      The Company has entered into two agreements to acquire a total of approximately 12 acres of real property adjacent to the Rio site which may be used for expansion or other ancillary uses.

      PHASE III EXPANSION. In May 1994, the Company commenced construction of the approximately $75 million Phase III Expansion containing a total of 549 additional suites (365 new suites were placed into service in February 1995 and 184 new suites were placed into service in March 1995), approximately 10,000 square feet of new casino area which accommodated approximately 300 additional slot machines (opened November 1994), an expansion of the "Carnival World Buffet" by approximately 50% (opened November
1994), a three-level parking garage with 527 parking spaces (opened August 1994), and assorted back-of-the-house enhancements. Completion of the Phase III expansion occurred in stages from August 1994 through March 1995.

      Completion of the Phase III Expansion brought the Rio's total number of hotel suites to 1,410. Upon completion of the Phase III Expansion, the Rio has approximately 2,200 slot machines and 59 table games in an 89,000 square foot casino that serves both Las Vegas locals and an expanded base of hotel
guests.   The  Phase  III  Expansion  increased  seating  in  the
Carnival World Buffet by approximately 360 seats to approximately 980 seats and added four new food experiences and a bar. The 527-space parking structure included in the Phase III Expansion is located near the entrance to the Carnival World Buffet.

      PHASE IV EXPANSION. In April 1995, the Company will commence construction of the approximately $20 million Phase IV Expansion. The project will add 144 suites to the existing 1,410 suites, add approximately 5,400 square feet of meeting room space, double the size of the existing Buzios seafood restaurant to approximately 180 seats, add a new health club and salon facility and include a variety of back-of-the-house improvements. Completion of the Phase IV Expansion is expected to occur in stages through the end of 1995 and will bring the Rio's total number of hotel suites to 1,554 suites.

      ADDITIONAL GAMING OPPORTUNITIES. Management continues to evaluate developments and opportunities in the rapidly expanding gaming industry. The Company's future expansion plans will focus first on addressing customer demand at the Rio. Past expansions of the Rio have been accompanied by expanded customer demands for the Company's hotel, casino, restaurant and other entertainment facilities. The Company is also exploring the feasibility of additional gaming opportunities in Las Vegas and other jurisdictions. While no assurances can be given that the Company will ever pursue opportunities off the current Rio site, the Company may pursue opportunities that management feels to be in the best interests of the Company.

COMPETITION

      The Rio faces intense competition. Broadly, the Rio competes with all hotel-casinos in the Las Vegas area and in other cities for its gaming and hotel customers. The Rio more directly competes with a number of casinos off the Las Vegas Strip for many of its local gaming customers.

      Most of the Company's revenues and income are derived from its gaming activities. The Company's gaming revenues depend in part on hotel patrons who stay at the Rio. The Company faces intense competition from other hotel-casinos for its hotel customers. According to the Las Vegas Convention and Visitors Authority, as of December 31, 1994, the Las Vegas hotel-motel room inventory was approximately 88,560. The Company expects that hotel room expansion will continue. As a result of this increased room availability, average hotel occupancy levels in Las Vegas and at the Rio may decrease unless visitor volume and other sources of room demand are sufficient to absorb the increased room supply. From 1985 through 1994, visitor volume to Las Vegas increased at a compound annual growth rate of approximately 7.2%. During 1994, the number of visitors traveling to Las Vegas increased by 19.9% from 1993.

      The Rio competes with other state and international gaming operations, as well as hotel-casinos located in the Laughlin and Reno-Lake Tahoe areas of Nevada. The Company believes that it competes for gaming customers with the casinos in Atlantic City, New Jersey and other parts of the world, and with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures and other forms of legalized gaming in the United States, as well as with gaming on cruise ships. In addition, certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in specific geographic areas within those states. The Company believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area, such as Chicago or Los Angeles, could have a material adverse effect on its hotel-casino business. The availability of other gaming opportunities such as local casinos, lotteries and other forms of gaming in other states, particularly in areas close to Nevada, such as California, could adversely affect the Company's operations.

REGULATION AND LICENSING

      The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board, and the Clark County
Board   are  collectively  referred  to  as  the  "Nevada  Gaming
Authorities."

      The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

      The Company, which operates the casino, is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company has obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Company may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

      If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

      The Company is required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported to, or approved by, the Nevada Commission.

      If it were determined that the Nevada Act was violated by the Company, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

      Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

      Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

      The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

      The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On July 28, 1994, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. Such approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

       Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

      The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

      Licensee fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

      Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

EMPLOYEES

      As of December 31, 1994, the Company employed approximately 2,300 full-time employees. The Rio occasionally employs part-time workers as needed. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

      The Company owns the 45-acre site in Las Vegas on which the Rio is located. The Rio site is subject to a deed of trust securing the Company's $125 million revolving credit facility (the "Rio Bank Loan"), of which $125,000,000 and $67,000,000 was
outstanding  at  December  31,  1994  and  February   28,   1995,
respectively.

      The Rio Suite Hotel & Casino site was designed and master-planned to accommodate at least 2,400 rooms. Twelve acres of the Rio site were not included in the original master plan, which provides additional growth potential. The Company is currently utilizing the additional acreage as parking but is presently evaluating various uses for the property which should enhance the Rio's business. Management intends to develop the property to maximize the utilization of the site.

ITEM 3.  LEGAL PROCEEDINGS

      As previously reported on April 26, 1994 and May 10, 1994, complaints (the "Complaints") in purported class action lawsuits were filed in the United States District Court, Middle District of Florida (the "Florida Federal Court"), against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The Complaints allege that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. One Complaint alleges violations of the Racketeer Influenced and Corrupt Organizations
Act (the "RICO Act"), as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $1 billion. The other Complaint alleges violations of the RICO Act and seeks damages in excess of $1
billion.   The  Complaints have been consolidated and  have  been
transferred to the United States District Court, for the State of Nevada (the "Nevada Federal Court"). The Florida Federal Court deferred action on the Company's motion requesting abstention and did  not rule on class certification.  The Company expects  those
motions  to  be  heard by the Nevada Federal  Court.   Management
believes that the Complaints are without merit and intends to defend vigorously the allegations in the Complaints.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


PART II

ITEM 5.  MARKET   FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
         STOCKHOLDER MATTERS.

     (a)  Price Range of Common Stock

      The Company's Common Stock is traded on the Nasdaq National Market under the symbol "RIOH." The following table sets forth the high and low closing sale prices of the Company's Common Stock, as reported by the Nasdaq National Market, during the periods indicated.

                                                         HIGH      LOW

1993
          First Quarter                                $14 1/8   $ 9 3/8
          Second Quarter                                15 5/8    10 7/8
          Third Quarter                                 19 1/8    13 1/2
          Fourth Quarter                                18 3/4    13 3/4
1994
          First Quarter                                 18 1/8    14 1/4
          Second Quarter                                16 1/2    12 5/8
          Third Quarter                                 14 3/8    12 3/8
          Fourth Quarter                                14 1/8    11 11/16
1995
          First Quarter (through February 28, 1995)     13        11 3/8

      The last reported sale price of the Common Stock on the Nasdaq National Market on February 28, 1995 was $12 3/8 per share. There were approximately 1,784 holders of record of the Company's Common Stock as of February 28, 1995.

     (b)  Dividend Policy

     The Company has never declared or paid cash dividends on its Common Stock. The Company presently intends to retain earnings to finance the operation and expansion of its business and does not anticipate declaring cash dividends in the foreseeable future.
Under the terms of the covenants in the Rio Bank Loan defined below, the Company's wholly owned subsidiary, Rio Properties, cannot pay dividends to the Company without the consent of the lenders.


ITEM 6.  SELECTED FINANCIAL DATA (1)

                                                                 Year Ended December 31,

                                               1994              1993              1992              1991              1990

Revenues from Continuing Operations       $146,299,304      $109,981,585       $82,475,164       $65,784,480       $55,884,371

Income (Loss) from Continuing Operations   $15,966,409       $11,679,991        $5,756,628          $381,181       $(4,836,851)

Loss from Discontinued Operations                - - -             - - -             - - -          $395,102)      $(1,773,592)

Minority Interest in (Earnings) Loss             - - -             - - -         $(242,240)         $(33,164)       $2,763,371

Extraordinary Items                              - - -         $(253,711)         $793,511          $166,168             - - -

Cumulative Effect of Accounting Change           - - -         $(776,888)            - - -             - - -             - - -

Net Income (Loss)                          $15,966,409       $10,649,392        $6,307,899          $119,083       $(3,847,072)

Primary Earnings Per Common Share:

   Income (Loss) from Continuing Operations      $0.74             $0.60             $0.37             $0.03            $(0.29)

   Loss from Discontinued Operations             - - -             - - -             - - -            $(0.03)           $(0.23)

   Extraordinary Items                           - - -            $(0.01)            $0.05             $0.01             - - -

   Cumulative Effect of Accounting Change        - - -            $(0.04)            - - -             - - -             - - -

   Net Income (Loss)                             $0.74             $0.55             $0.42             $0.01            $(0.52)

Total Assets                              $301,165,272      $218,050,376      $149,518,427      $112,267,283      $135,644,148

Long-Term Debt, net of current            $110,146,869       $56,875,753       $50,906,000       $53,494,595       $78,682,789

Total Stockholders' Equity                $147,839,167      $129,838,481       $86,872,151       $47,731,447       $42,848,681

Cash Dividends Declared Per Common Share         - - -             - - -             - - -             - - -             - - -

(1)  The Company divested its real estate operations in December 1991 and results from these operations are restated and shown above as discontinued operations.

RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands except per          First       Second      Third       Fourth
 share data)                      Quarter     Quarter     Quarter     Quarter     Total

1994 (a)

 Revenues                         $ 34,049    $ 36,168    $ 37,371    $ 38,711    $146,299
 Operating profit                    6,622       6,923       6,746       5,512      25,803
 Net income                          3,979       4,780       4,022       3,185      15,966

 Net income per common share (b)
  Net income                      $   0.17    $   0.22    $   0.19    $   0.15    $   0.74


1993 (a)

 Revenues                         $ 24,756    $ 26,058    $ 27,592    $ 31,576    $109,982
 Operating profit                    4,525       4,723       4,822       6,162      20,232
 Income before extraordinary items
  and cumulative effect              2,664       2,861       2,660       3,495      11,680
 Net income                          1,887       2,861       2,406       3,495      10,649

 Net income per common share
  Income before extraordinary items
   and cumulative effect          $   0.14    $   0.15    $   0.14    $   0.17    $   0.60
  Net income                      $   0.10    $   0.15    $   0.13    $   0.17    $   0.55

(a)There were no dividends paid in 1994 or 1993.

(b)Net income per share calculations for each quarter are based on the weighted average number of common stock and common stock equivalents outstanding during the respective quarters.  Accordingly, the sum of the quarters does not equal the full year income per share for 1994.


ITEM 7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Rio's revenues and profits are derived largely from its gaming activities, although the Company also seeks to maximize revenues from food and beverage, lodging, entertainment and retail sales. The Rio generally views its non-casino related operations as complementary to its core casino operations. The Rio utilizes entertainment primarily as a casino marketing tool. The Rio expects to maintain a food and beverage pricing structure designed to maximize casino customer foot traffic. Such a structure tends to result in an operating loss for the food and beverage department, although specific bars or restaurants may report operating profits.

      The Company's sole business is the operation of the Rio, which opened in January 1990. The Rio was originally owned and operated by a limited partnership ("Rio Partnership") formed by the Company in 1988. Through a series of transactions involving an exchange of preferred stock for partnership interests and later a merger of Rio Partnership into Rio Properties, the Company increased its ownership of the Rio from 34.4% in 1988 to 100% in 1992. Prior to 1990, the Company's operations consisted of real estate development and management. In December 1991, the Company sold all real estate assets and operations not used or held for the operation or expansion of the Rio.

      The Rio was designed to permit multiple expansions in accordance with a conceptual master plan and has received zoning approval for 2,400 rooms. An $8 million buffet-casino expansion was completed in December 1992; the $37 million Tower Expansion was completed in October 1993; and the $25 million Eastside Expansion was completed in April 1994. In May 1994, the Company commenced its Phase III Expansion, an expansion which contained a total of 549 additional suites (365 new suites were placed into service in February 1995 and the remaining suites were placed into service in March 1995), approximately 10,000 square feet of new casino area that accommodated approximately 300 additional slot machines (opened November 1994), an expansion of the
Carnival  World  Buffet  by approximately  50%  (opened  November
1994),  a  527-space, three-level parking garage  (opened  August
1994), and associated back-of-the-house enhancements. The Phase III Expansion was completed in phases from August 1994 through March 1995. In April 1995, the Company will commence its $20 million Phase IV Expansion. The project will add 144 suites to the existing 1,410 suites, add approximately 5,400 square feet of meeting room space, double the size of the existing Buzios seafood restaurant to approximately 180 seats, add a new health club and salon facility and include a variety of back-of-the-house improvements. Completion of the Phase IV Expansion is expected to occur in stages through the end of 1995. See "Business-Expansion Strategy and Master Plan".

YEARS ENDED DECEMBER 31, 1994 AND 1993

      Operating profit for the Company increased to $25,802,873 for 1994 from $20,232,262 for 1993, an increase of $5,570,611 or
27.5%. Management believes that the improvement in operating results was due to increased business levels in 1994 as a result of having an additional 437 hotel suites for nine months of the year, an addition of approximately 800 slot machines (approximately 500 slot machines were added in December 1993 and approximately 300 slot machines were added in November 1994), an addition of approximately 13 table games and additional restaurant capacity compared to 1993.

      Net revenues for the Company increased to $146,299,304 for 1994 from $109,981,585 for 1993, an increase of $36,317,719 or
33.0%. Casino revenues increased to $87,164,738 for 1994 from $71,295,870 for 1993, an increase of $15,868,868 or 22.3%. The increase in casino revenues was due primarily to an increase in slot machine revenues of $9,256,595 or 20.4% to $54,488,421 for 1994 from $45,231,826 for 1993 and an increase in table games revenues of $5,974,199 or 30.1% to $25,803,789 for 1994 from
$19,829,590 for 1993, resulting from the additional slot machines and table games discussed above.

      Room revenues increased to $19,261,477 for 1994 from $12,334,207 for 1993, an increase of $6,927,270 or 56.2%. The increase in room revenues resulted primarily from the addition of 437 suites during the fourth quarter of 1993 (375 new suites were placed in service in September 1993 and 62 suites were placed in service in October 1993), bringing the Company's total to 861 suites available during 1994. Demand for the Rio's suites remained high during 1994, at 95.9% occupancy compared to 96.8% occupancy during 1993.

     Food and beverage revenues increased to $47,648,778 for 1994 from $32,573,861 for 1993, an increase of $15,074,917 or 46.3%.
The increase was principally due to the successful opening in February 1994 of a new 430-seat video, entertainment and restaurant complex, the successful opening in April 1994 of a new 186-seat world class restaurant, the successful completion in November 1994 of a 50% expansion of the Carnival World Buffet to 980 seats, an increase in the number of patrons served in other
Rio restaurants and an increase in the average food check contributed to the increase in food and beverage revenues.

      Management believes that operating efficiencies in the food and beverage departments improved during 1994 compared to 1993. Expenses in food and beverage were 81% of food and beverage revenues during 1994 compared to 85% during 1993. Food and beverage expense margins improved as a result of an increase in volume, price increases and effective cost control measures. Casino profit margins were flat. Casino expenses were 44% of casino revenue during both 1994 and 1993. Selling, general and administrative expenses were 14% of net revenues during 1994, of which $421,367 were expenses related to gaming development.

      Depreciation and amortization increased to $10,863,844 for 1994 from $7,544,326 for 1993, an increase of $3,319,518 or
44.0%.   This  increase  is  attributable  to  a  full  year   of
depreciation on the Tower Expansion which was completed in October 1993, depreciation on the Eastside Expansion which was completed in phases by April 1994 and depreciation on the Phase III Expansion projects completed during 1994.

      Other income for 1994 was a one-time gain of $1,140,010 related to the resale of certain real estate previously owned by the Company. A one-time gain of $966,510 related to the sale of real estate which was sold by the Company to a related party in December 1991. In April 1994, the real estate was resold to a non-related party. Pursuant to the terms of the sales agreement between the Company and the related party, the Company was entitled to a portion of the resale proceeds, which equaled $966,510, net of expenses. A one-time gain of $173,500 related to the sale of real estate owned by the Company until May 1991, when it was sold to a non-related party. Pursuant to the terms of the sales agreement, the Company was entitled to a portion of the resale proceeds or refinancing amount, which equaled $173,500, net of expenses.

     Income before extraordinary items and cumulative effect of a change in accounting principle increased 36.7% to $15,966,409 or $0.74 per share (fully diluted) for 1994 from $11,679,991 or $0.60 per share (fully diluted) for 1993. The results for 1993 were impacted by the cumulative effect of a change in accounting principle resulting from the adoption of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). Adoption of SFAS 109 resulted in a one-time, non-cash charge in the amount of $776,888 or ($0.04) per share (fully diluted). The results for 1993 were also adversely affected by the extraordinary loss on early extinguishment of debt, net of income tax benefit, of $253,711 or ($0.01) per share (fully diluted).

      Net income for 1994 increased 49.9% to $15,966,409 or $0.74 per share (fully diluted) from $10,649,392 or $0.55 per share
(fully diluted) for 1993 as a result of the factors discussed above.

YEARS ENDED DECEMBER 31, 1993 AND 1992

      Operating profit for the Company increased to $20,232,262 for 1993 from $12,295,761 for 1992, an increase of $7,936,501 or
64.5%. Management believes that the improvement in operating results was primarily the result of an increase in casino revenues and food and beverage revenues combined with smaller increases in operating expenses.

      Net revenues for the Company increased to $109,981,585 for 1993 from $82,475,164 for 1992, an increase of $27,506,421 or
33.4%.   Casino revenues increased to $71,295,870 for  1993  from
$56,524,184 for 1992, an increase of $14,771,686 or  26.1%.   The
increase  in casino revenues was due primarily to an increase  in
slot   machine   revenues.   Slot  machine   revenues   increased
$11,063,662 or 32.4% to $45,231,826 for 1993 from $34,168,164 for
1992.   The  increase in slot machine revenues resulted primarily
from   the   addition   of  approximately   385   slot   machines
(approximately 85 slot machines in April 1992 and approximately 300 slot machines in December 1992) while at the same time the
daily  win  per  slot  machine slightly  increased.   Table  game
revenues increased by $3,217,838 or 19.4% to $19,829,590 for 1993 from  $16,611,752 for 1992.  The increase in table game  revenues
resulted   primarily  from  a  16.6%  increase   in   volume   to
$123,901,043  for  1993 from $106,307,122  for  1992.   Food  and
beverage   revenues  increased  to  $32,573,861  for  1993   from
$21,171,930 for 1992, an increase of $11,401,931 or  53.9%.   The
successful opening in December 1992 of an expanded buffet and an additional lounge, the successful opening in May 1993 of a new 92-seat seafood restaurant, as well as a sizable increase in the number of patrons served, contributed to the increase in food and beverage revenues.

      Demand for the Rio's suites remained high during 1993, at 96.8% occupancy compared to 96.5% occupancy during 1992. There were 424 suites available during 1992. In September 1993, 375 new suites were placed into service and 62 additional suites were placed into service in October 1993.

      The Company's expense margins improved in 1993 as compared to 1992. Casino expenses were 44% of casino revenues during 1993 compared to 48% during 1992. Casino expense margins improved as a result of increased casino activity, particularly in slots, which has a lower expense margin than other casino games. Expenses in food and beverage were 85% of food and beverage revenues during 1993 compared to 87% during 1992. Food and beverage expense margins improved as a result of a sizable increase in the number of patrons served and effective cost controls.

      Net interest expense of the Company was reduced primarily because of reduced average borrowing during the period. The Company took advantage of the revolving line of credit feature of its bank loan by applying cash on hand to reduce borrowing amounts during most of the year. This was partially offset by a reduction in interest income. Interest expense was also reduced by $467,798 because of interest capitalized on amounts expended on the Tower Expansion and Eastside Expansion projects.

      Income from continuing operations after minority interests and tax provisions but before extraordinary items and cumulative effect of a change in accounting principle increased 111.8% to $11,679,991 or $0.60 per share (fully diluted) for 1993 from $5,514,388 or $0.36 per share (fully diluted) for 1992. The results for 1993 were impacted by the cumulative effect of a change in accounting principle resulting from the adoption of SFAS 109 which resulted in a one-time, non-cash charge in the amount of $776,888 or ($0.04) per share (fully diluted). The results for 1993 were also adversely affected by the extraordinary loss on early extinguishment of debt, net of income tax benefit, of $253,711 or ($0.01) per share (fully diluted). The results for 1992 were affected by an extraordinary credit of $793,511 or $0.05 per share (fully diluted), reflecting a reduction of federal income taxes arising from the carryforward of prior years' operating losses.

      Net income for 1993 increased 68.8% to $10,649,392 or $0.55 per share (fully diluted) from $6,307,899 or $0.41 per share
(fully diluted) for 1992 as a result of the factors discussed above.

EFFECT OF FASB STATEMENT NO. 106 AND NO. 112

      In December 1990, the Financial Accounting Standards Board issued Statement No. 106 and No. 112, respectively entitled, "Employers Accounting for Post-Retirement Benefits other than
Pension," and "Employers Accounting for Post-Employment Benefits." These statements require the recognition and measurement of post-employment benefits that are not pension benefits and are effective for fiscal years beginning after December 15, 1992 and December 15, 1993, respectively. Management believes that based upon present circumstances these statements have no impact on the Company's financial position or results of operations.

IMPACT OF INFLATION

      Absent changes in competitive and economic conditions or in specific prices affecting the industry, the Company believes that the hotel-casino industry may be able to maintain its real operating profit margins in periods of general inflation by increasing minimum wagering limits for its games and increasing the prices of its hotel rooms, food and beverage and other items, and by taking actions designed to increase the number of patrons. The industry may be able to maintain growth in gaming revenues by the tendency of customer gaming budgets to increase with inflation. Changes in specific prices (such as fuel and transportation prices) relative to the general rate of inflation may have a material effect on the hotel-casino industry.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1994, the Company had working capital of $50,198,343 compared with $38,091,630 at December 31, 1993. Cash and cash equivalents were $76,426,258 at December 31, 1994 compared with $55,784,937 at December 31, 1993. The increase in working capital and cash was primarily due to the $60 million increase to the Rio Bank Loan ($20 million increase effective in April 1994 and $40 million increase effective in December 1994) less application of funds for the Company's $37 million Tower Expansion, $25 million Eastside Expansion and $75 million Phase III Expansion, and the increase in accounts payable-related party reflecting construction amounts due on the Phase III Expansion.

      During 1994, cash provided from operating activities was $25,795,875. Investing activities used $66,053,542 of the Company's cash during 1994. Approximately $3,688,280 of such expenditures was related to the Company's $37 million Tower Expansion, $12,517,746 was related to the Eastside Expansion and $45,809,009 was related to the Phase III Expansion.
.
      As of January 1, 1995, the Company's capital commitments included approximately $29,190,991 for the remainder of the Phase III Expansion. Based upon cash on hand, cash available through borrowings under the Rio Bank Loan and anticipated cash from operations, the Company believes that it has adequate cash available to fund the remaining cost of the Phase III Expansion.

      On March 13, 1995, the Company announced that in April 1995 it will commence construction of its Phase IV Expansion which will have an estimated cost of $20 million. The Company presently expects to fund costs of the Phase IV Expansion through a combination of cash flows from operations and proceeds from the Rio Bank Loan.

      On July 15, 1993, Rio Properties entered into the $65 million Rio Bank Loan with a consortium of banks consisting of Bank of America National Trust Savings and Association; Bank of America Nevada; Societe Generale; NBD Bank, N.A.; First Security Bank of Idaho, N.A.; First Interstate Bank of Nevada, N.A.; and
U.S. Bank of Nevada. The Rio Bank Loan was increased to an $85 million loan in April 1994 and increased to a $125 million loan in December 1994. The Rio Bank Loan is a revolving credit
facility  to  be  used  for  construction  and  working   capital
purposes.

      The Rio Bank Loan matures on June 30, 2001, and bears interest on the outstanding principal amount at a rate per annum equal to the Eurodollar Rate or the Base Rate (as defined in the Rio Bank Loan) at the election of Rio Properties, plus a predetermined margin over the Eurodollar Rate or the Base Rate, as applicable. The Eurodollar Rate means an interest rate per annum determined pursuant to the following formula:

                                         LIBOR
     Eurodollar Rate  =  ____________________________________
                         1.00 - Eurodollar Reserve Percentage

      The Base Rate means a rate per annum equal to the higher of the reference rate as it is publicly announced from time to time by Bank of America in San Francisco, or 0.50% per annum above the latest Federal Funds Rate. The Rio Bank Loan requires monthly payments of interest only and quarterly principal reductions in the amount of $15 million on December 31, 1995, $5 million on March 31, 1996 and $5 million every quarter thereafter until maturity. To reduce the risk from rate fluctuations, the Company has entered into an interest rate swap agreement in the amount of $20 million from September 30, 1994 through December 29, 1995 and $15 million from December 29, 1995 through June 28, 1996. In addition, in August 1994 the Company purchased a $40 million interest rate cap. The cap is effective on September 30, 1994, has a three-year term, and provides for quarterly payments to the Company in the event that three-month LIBOR exceeds 7.00% on any quarterly reset date. The Company is exposed to credit risk in the event of non-performance by the counterparties. However, the Company does not anticipate non-performance by the counterparties. The Rio Bank Loan is secured by a first priority mortgage lien on the Rio and certain other real and personal property of Rio Properties and the Company. The Company is a guarantor of the Rio Bank Loan.

      The Rio Bank Loan contains certain customary financial covenants to which the Company is subject as well as events of default if Anthony A. Marnell II beneficially owns less than 10% of the voting stock of the Company, any person holds or controls a greater amount of voting stock than the amount held or controlled by Anthony A. Marnell II, or if either Anthony A. Marnell II or James A. Barrett, Jr. cease to perform their functions as Chief Executive Officer and President, respectively, for a period of 30 consecutive days. The Company is subject to annual capital expenditure limits of $7.5 million under the Rio Bank Loan, however, the Company received a written waiver to allow the Company to construct the Tower Expansion, the Eastside Expansion, the Phase III Expansion and the Phase IV Expansion. Because of the annual restrictions on capital expenditures by the Company contained in the Rio Bank Loan, any other significant new capital improvements to the Rio will also require the consent of the lenders.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Rio Hotel & Casino, Inc.:

     We have audited the accompanying consolidated balance sheets of RIO HOTEL & CASINO, INC. (a Nevada corporation) and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Hotel & Casino, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

      As discussed in Note 7 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.


ARTHUR ANDERSEN LLP

Las Vegas, Nevada
January 25, 1995


RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                    December 31,

                                              1994                1993
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents              $76,426,258         $55,784,937
   Accounts receivable, net                 3,204,416           2,926,738
   Federal income taxes receivable            139,329             - - -
   Inventories                              1,378,598             868,367
   Prepaid expenses and other assets        4,716,701           4,028,554
      Total current assets                 85,865,302          63,608,596

PROPERTY AND EQUIPMENT:
   Land and improvements                   24,666,679          24,666,679
   Building and improvements              137,005,432         105,058,208
   Equipment, furniture and improvements   43,108,873          37,271,711
   Less:  accumulated depreciation        (32,826,276)       (22,240,358)
                                          171,954,708         144,756,240
   Construction in progress                38,521,773           7,465,875
      Net property and equipment          210,476,481         152,222,115

OTHER ASSETS:
   Other, net                               4,823,489           2,219,665
                                        $ 301,165,272       $ 218,050,376

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt   $15,032,534         $ 8,307,833
   Accounts payable                         2,425,645           2,948,088
   Accrued expenses                         7,830,706           6,524,620
   Federal income taxes payable               - - -               339,989
   Accounts payable-related party          10,026,210           7,342,468
   Accrued interest                           351,864              53,968
      Total current liabilities            35,666,959          25,516,966

NON-CURRENT LIABILITIES:
   Long-term debt, less current
      maturities                          110,146,869          56,875,753
   Deferred income taxes                    7,512,277           5,819,176
      Total non-current liabilities       117,659,146          62,694,929
          Total liabilities               153,326,105          88,211,895

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $0.01 par value;
      100,000,000 shares authorized (1994);
      50,000,000 shares authorized (1993);
      21,371,346 (1994) and 21,147,796 (1993)
      shares issued and outstanding           213,714             211,478
   Additional paid-in capital             117,214,582         115,182,541
   Retained earnings                       30,410,871          14,444,462
      Total stockholders' equity          147,839,167         129,838,481
                                        $ 301,165,272       $ 218,050,376


See Accompanying Notes to Consolidated Financial Statements

RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                              For the Year Ended December 31,

                                       1994                 1993                 1992

REVENUES:

   Casino                         $ 87,164,738         $ 71,295,870         $ 56,524,184
   Room                             19,261,477           12,334,207            9,611,985
   Food and beverage                47,648,778           32,573,861           21,171,970
   Other                             7,111,105            4,172,272            2,913,199
   Casino promotional allowances   (14,886,794)         (10,394,625)          (7,746,174)
                                   146,299,304          109,981,585           82,475,164

EXPENSES:
   Casino                           38,696,281           31,177,642           27,145,337
   Room                              6,631,787            4,441,851            3,424,475
   Food and beverage                38,795,127           27,799,449           18,365,657
   Other                             4,959,250            2,784,746            1,879,232
   Selling, general and
    administrative                  20,550,142           16,001,309           13,550,940
   Depreciation and amortization    10,863,844            7,544,326            5,813,762
                                   120,496,431           89,749,323           70,179,403
OPERATING PROFIT                    25,802,873           20,232,262           12,295,761

OTHER INCOME (EXPENSE):
   Interest income                     124,786               71,747              157,990
   Interest expense, net            (1,923,237)          (1,838,713)          (3,801,495)
   Other income, net                 1,140,010                - - -              100,000
                                      (658,441)          (1,766,966)          (3,543,505)

Income before income tax provision
   and minority interest            25,144,432           18,465,296            8,752,256
Income tax provision                (9,178,023)          (6,785,305)          (2,995,628)
Income before minority interest     15,966,409           11,679,991            5,756,628
Minority interest in consolidated
   partnership income                    - - -                - - -             (242,240)

Income before extraordinary items   15,966,409           11,679,991            5,514,388

Extraordinary items:
   Reduction of federal income taxes
      arising from carryforward of
      prior years' operating loss        - - -                - - -              793,511
   Loss on early extinguishment of
      debt, net of income tax            - - -             (253,711)               - - -
      benefit
Cumulative effect of a change in
      accounting principle:
   Adoption of SFAS No. 109              - - -             (776,888)               - - -
      Net income                  $ 15,966,409         $ 10,649,392         $  6,307,899


See Accompanying Notes to Consolidated Financial Statements

RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                For the Year Ended December 31,

                                        1994                 1993                 1992

Earnings per Common Share:
 Primary:
   Income applicable to common
     shares                         $       0.74         $       0.60         $       0.37

Extraordinary items:
 Reduction of federal income
   taxes arising from carryforward
     of prior years' operating loss        - - -                - - -                 0.05

 Loss on early extinguishment of
  debt, net of income tax benefit          - - -                (0.01)               - - -

Cumulative effect of a change in
 accounting principle:
   Adoption of SFAS 109                    - - -                (0.04)               - - -
     Net income                     $       0.74         $       0.55         $       0.42
   Weighted average number of
     common shares outstanding        21,720,121           19,504,466           15,131,332

Fully diluted:
 Income applicable to common
   shares                          $       0.74         $       0.60         $       0.36

Extraordinary items:
 Reduction of federal income taxes
   arising from carryforward of
     prior years' operating loss          - - -                - - -                 0.05

 Loss on early extinguishment of
    debt, net of income tax benefit       - - -                (0.01)               - - -

Cumulative effect of a change in
 accounting principle:
   Adoption of SFAS 109                   - - -                (0.04)               - - -
      Net Income                   $       0.74         $       0.55         $       0.41
   Weighted average number of
      common shares outstanding      21,720,381           19,537,515           15,318,828


See Accompanying Notes to Consolidated Financial Statements

RIO HOTEL & CASINO, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   COMMON STOCK

                                           STOCK        NUMBER                 ADDITIONAL      RETAINED           TOTAL
                                          EXCHANGE        OF                    PAID-IN        EARNINGS       STOCKHOLDERS'
                                           RIGHTS       SHARES      AMOUNT      CAPITAL        (DEFICIT)         EQUITY


Balance, December 31, 1991               $3,773,938  13,615,696   $136,158     $46,334,180     ($2,512,829)      $47,731,447

Conversion of stock exchange rights      (3,773,938)    728,461      7,285      3,766,653                           - - -

Issuance of common stock                              4,256,639     42,565     33,339,150                        33,381,715

Common stock offering costs                                                      (548,910)                         (548,910)

Net income for the year                                                                        6,307,899          6,307,899

Balance, December 31, 1992                 - - -     18,600,796    186,008     82,891,073      3,795,070         86,872,151

Tax benefit of stock options exercised                                          1,120,823                         1,120,823

Issuance of common stock                              2,547,000     25,470     32,480,730                        32,506,200

Common stock offering costs                                                      (541,066)                         (541,066)

Net income for the year                                                                       10,649,392         10,649,392

Implementation of SFAS No. 109                                                   (823,152)                         (823,152)

Compensation expense for stock
   options granted                                                                 54,133                            54,133

Balance, December 31, 1993                 - - -     21,147,796    211,478    115,182,541     14,444,462        129,838,481

Tax benefit of stock options granted                                              886,132                           886,132

Exercise of common stock options                        223,550      2,236      1,003,934                         1,006,170

Net income for the year                                                                       15,966,409         15,966,409

Compensation expense for stock
   options granted in 1993                                                        141,975                           141,975

Balance, December 31, 1994                      $0   21,371,346   $213,714   $117,214,582    $30,410,871       $147,839,167


See Accompanying Notes to Consolidated Financial Statements


RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            For the Year Ended December 31,

                                                     1994                 1993                 1992

Cash flows from operating activities:
  Net income                                    $ 15,966,409         $ 10,649,392         $  6,307,899
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Loss on early extinguishment of debt,
        net of income tax benefit                    - - -                253,711              - - -
      Compensation expense recognized
        from stock option grant                      141,975               54,133              - - -
      Minority interest in net income of
        consolidated partnerships                    - - -                - - -                242,240
      Depreciation and amortization               10,863,844            7,544,326            5,813,762
      Provision for uncollectible accounts            99,772              116,131               93,747
      Net loss on sale of assets                     - - -                 10,885              150,000
      Cumulative effect of change in accounting
        principle - Adoption of SFAS 109             - - -                776,888              - - -
      Deferred income taxes                        1,693,101            2,265,571              550,373
      (Increase) decrease in assets:
        Accounts receivable                         (377,450)          (1,484,079)            (127,984)
        Inventories                                 (510,231)            (223,051)             (89,849)
        Prepaid expenses and other current
          assets                                    (827,476)            (856,554)            (643,369)
        Other, net                                (2,881,750)            (662,965)              57,308
      Increase (decrease) in liabilities:
        Accounts payable                            (522,443)             304,585                1,384
        Accrued federal income tax payable           546,142               91,401            1,318,058
        Accrued expenses                           1,306,086            1,628,387              955,194
        Accrued interest                             297,896              (92,009)            (267,862)
Net cash provided by operating activities         25,795,875           20,376,752           14,360,901

Cash flows from investing activities:
  Proceeds from sale of equipment, furniture and
    improvements                                     - - -                - - -                230,978
  Purchase of equipment, furniture and
    improvements                                 (66,053,542)         (49,967,458)          (9,255,776)
  Purchase of land and improvements                  - - -                 22,499              (88,810)
Net cash (used in) investing activities          (66,053,542)         (49,944,959)          (9,113,608)

Cash flows from financing activities:
  Proceeds from borrowings                        60,014,175           65,000,000            8,000,000
  Net proceeds from common stock issuance          1,022,700           32,506,200           30,252,138
  Costs paid in connection with prior common
    stock offering and stock exchange rights        (119,529)            (456,821)            (457,160)
  Loan acquisition costs                             - - -             (1,107,647)             - - -
  Payments on notes and loans payable                (18,358)         (53,212,000)         (11,807,241)
Net cash provided by financing activies           60,898,988           42,729,732           25,987,737

  Net increase in cash and cash equivalents       20,641,321           13,161,525           31,235,030
Cash and cash equivalents, beginning              55,784,937           42,623,412           11,388,382

Cash and cash equivalents, end of period        $ 76,426,258         $ 55,784,937         $ 42,623,412


See Accompanying Notes to Consolidated Financial Statements


            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Rio Hotel & Casino, Inc. and its wholly owned subsidiaries Rio Properties, Inc. ("Rio Properties," which owns and operates the Rio Suite Hotel & Casino [the "Rio"] in Las Vegas, Nevada); MarCor Development Company, Inc.; MarCor Resort Properties, Inc. ("MRPI"); MarCor Rio Holding Corp. ("MRHC") (until its dissolution as of December 29,
     1992), a subsidiary of MRPI and second-tier subsidiary of the Company; and one limited partnership, MarCor Resorts, L.P. V (the "Rio Partnership"), until its merger with Rio Properties on August 15, 1992 (collectively the "Company"). The Rio Partnership is included in the accounts of the Company as a result of the Company retaining more than a 50% ownership interest or a "controlling" interest as defined by Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority Owned Subsidiaries".

     All significant intercompany balances and transactions have been eliminated in consolidation.

     RECLASSIFICATIONS

     The financial statements for prior periods reflect certain reclassifications, which have no effect on net income, to conform with classifications adopted in the current year.

     CAPITALIZATION OF INTEREST

     The Company capitalizes interest on funds disbursed during the active construction phases of real estate development and other major projects. Interest capitalized during the years ended December 31, 1994, 1993, and 1992 was $619,887,
     $467,798, and $59,732, respectively.

     PROPERTY AND EQUIPMENT

     Land  and  improvements,  building  and  improvements,   and
     equipment, furniture and improvements are stated at cost.

     Depreciation and amortization of property and equipment is computed using the straight-line method predominantly over the following estimated useful lives:

     Building and improvements                 7 to 45 years
     Equipment, furniture and improvements     3 to 15 years

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

     REVENUE AND PROMOTIONAL ALLOWANCES

     Casino revenues represent the net win from gaming wins and losses. The retail value of rooms, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

                                 For the Year Ended December 31,
                                 1994          1993         1992

     Room                    $1,273,154    $  889,448    $  752,935

     Food and Beverage        7,823,819     5,969,683     4,279,365

     Other operating
     expenses                    44,888        36,940        28,202

                             $9,141,861    $6,896,071    $5,060,502

     EARNINGS PER SHARE

     Earnings per common share are computed on the basis of the weighted average number of common shares and common stock equivalents outstanding during the period.

     HEDGING TRANSACTION

     The Company is a party to an interest rate swap agreement and has purchased an interest rate cap (Note 6). Any net payments made or received by the Company in connection with this interest rate swap agreement or interest rate cap, or any other hedging transaction that the Company may enter into, will be classified as cash flows from operating activities.

     INCOME TAXES

     Effective January 1, 1993, the Company implemented the provisions of SFAS 109. SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Prior to the implementation of SFAS 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11.

2.   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents at December 31, 1994 and 1993 include $68 million and $48 million, respectively, in overnight repurchase agreements with a bank. These items are recorded at cost which approximates market value and are considered cash equivalents for purposes of the Consolidated Statements of Cash Flows.

3.   CONSOLIDATED STATEMENTS OF CASH FLOWS

     The following supplemental disclosures are provided as part of the Consolidated Statements of Cash Flows:

                                  For the Year Ended December 31,
                                   1994         1993        1992

     Cash payments made for
     interest (net of
     amounts capitalized)       $1,919,556   $1,728,693   $3,974,045

     Cash payments made for
       income taxes             $6,240,000   $4,428,335   $  198,627

     Non-cash financing and investing activities:

     DECEMBER 31, 1994

     Purchase of property and equipment financed through payables totaled $10,026,210.

     Tax benefit arising from the exercise of stock options granted under the Company's Non-Statutory Stock Option Plan
     ("NSOP") totaled $886,132.

     DECEMBER 31, 1993

     Purchase of property and equipment financed through payables totaled $8,442,660.

     Purchase of property and equipment financed through long-term debt totaled $183,586.

     Additional costs of issuing Common Stock totaled $12,194.

     Costs of issuing Common Stock financed through payables totaled $163,801.

     Tax benefit arising from the exercise of stock options granted under the NSOP totaled $1,120,823.

     Reduction in paid-in capital as a result of the implementation of SFAS 109 totaled $823,152. This amount was charged directly against equity because it reflects the tax effect of SFAS 109 as it related to the gain on sale of assets to affiliates of the Company's largest stockholder in December 1991, which was also recorded directly to equity.

     DECEMBER 31, 1992

     During 1992, the Company exchanged 728,461 stock exchange rights for 728,461 shares of the Company's Common Stock. The transactions resulted in the following changes:

     Common Stock                             $       7,285
     Additional paid-in capital                   3,766,653
     Stock exchange rights                       (3,773,938)

                                              $       - - -


     On August 14, 1992, the Company, through Rio Properties, acquired an additional 3.25% of the Rio Partnership in exchange for 354,549 shares of the Company's Common Stock. On August 15, 1992, the Rio Partnership was merged into Rio Properties, with an additional 109,092 shares of Common Stock issued for the remaining 1% interests in the Rio
     Partnership. The summarized results of these transactions are as follows: (1) Rio Properties now owns 100% of the assets and liabilities formerly held by the Rio Partnership;
     (2) the Rio Partnership, as a result of its merger with Rio Properties, no longer exists; (3) Rio Properties is wholly owned by the Company; (4) the Company issued 463,641 shares of Common Stock to the former minority partners in the Rio Partnership; (5) MRPI and MRHC, which had previously held 27.90% and 67.85% ownership interests in the Rio Partnership, respectively, no longer hold such interests.

     The transaction resulted in the following:

     Value  of  stock issued (463,641 shares  @      $ 3,129,577
     $6.75/share)
     Minority interests                               (1,877,067)
     Premium paid                                    $ 1,252,510

     This premium was allocated based on fair market values among land, building, and equipment, furniture and improvements.

     The Company reclassified $248,951 of Rio assets previously in equipment, furniture and improvements into other assets during the year ended December 31, 1992.

     The Company reclassified $160,443 of Rio assets previously in other assets into construction in progress during the year ended December 31, 1992.

     Construction  in progress financed through payables  totaled
     $74,369.    Additional  asset  purchases  financed   through
     payables totaled $829,242. Costs of issuing Common Stock, financed through payables, totaled $91,750.

4.   ACCOUNTS RECEIVABLE

     Components of receivables are as follows:

                                             December 31,
                                          1994          1993

    Casino                             $2,082,871    $1,669,419
    Hotel                               1,534,107     1,543,646
    Other                                  66,573        93,036
                                        3,683,551     3,306,101

    Less allowance for doubtful
    accounts                             (479,135)     (379,363)
                                       $3,204,416    $2,926,738

5.   ACCRUED EXPENSES

     Components of accrued expenses are as follows:

                                             December 31,
                                          1994          1993

     Accrued salaries, wages and
     related benefits                  $4,004,080    $3,300,004
     Progressive  slot  machines and
     other gaming accruals              2,033,406     1,971,251
     Accrued gaming taxes               1,123,036       952,775
     Other accrued liabilities            670,184       300,590

                                       $7,830,706    $6,524,620

6.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                 December 31,
                                             1994            1993

     Rio  Bank  Loan,  originally  a
     $65  million  revolving  credit
     facility, which was amended  to
     be  a  $125  million  revolving
     credit  facility with  interest
     equal to the Eurodollar Rate or
     the  Base Rate, plus a  margin.
     The  loan  matures on June  30,
     2001 and is collateralized by a
     first  deed  of  trust  on  the
     Rio's  real property, equipment
     and improvements.                    $125,000,000    $65,000,000

     Special   Improvement  District
     assessment  bond, payable  over
     10      years     in     twenty
     substantially equal semi-annual
     installments of principal, plus
     6.1%   interest.    The   first
     installment was due on  May  1,
     1994.                                     165,228        183,586

     Other  short-term financing  of
     certain insurance premiums                 14,175            ---
                                           125,179,403     65,183,586
     Less current maturities               (15,032,534)    (8,307,833)
                                          $110,146,869    $56,875,753

     The prime interest rates quoted by the Company's primary lenders at December 31, 1994 and 1993 were 8.50% and 6.00%, respectively.

     At  December 31, 1994, the three month Eurodollar  Rate  was
     6.50%.    The  margin  on  the  Company's  Eurodollar   Rate
     borrowings at December 31, 1994 was 1.00%.

     On  July  15,  1993,  Rio Properties entered  into  the  $65 million Rio Bank Loan with a consortium of banks. The Rio Bank Loan was increased to an $85 million loan in April 1994 and increased to a $125 million loan in December 1994. The Rio Bank Loan is a revolving credit facility to be used for construction and working capital purposes.

     The Rio Bank Loan matures on June 30, 2001, and bears interest on the outstanding principal amount at a rate per annum equal to the Eurodollar Rate or the Base Rate (as defined in the Rio Bank Loan) at the election of Rio Properties, plus a predetermined margin over the Eurodollar Rate or the Base Rate, as applicable. The Eurodollar Rate means an interest rate per annum determined pursuant to the following formula:

                                            LIBOR
     Eurodollar Rate =       ____________________________________
                             1.00  - Eurodollar Reserve Percentage


     The Base Rate means a rate per annum equal to the higher of the reference rate as it is publicly announced from time to time by Bank of America in San Francisco, or 0.50% per annum above the latest Federal Funds Rate. The Rio Bank Loan requires monthly payments of interest only and principal reductions of $15 million on December 31, 1995, $5 million on March 31, 1996 and $5 million every quarter thereafter until maturity. To reduce the risk from rate fluctuations, the Company has entered into an interest rate swap agreement in the amount of $20 million from September 30, 1994 through December 29, 1995 and $15 million from December 29, 1995 through  June  28, 1996.  In addition, in  August  1994  the
     Company purchased a $40 million interest rate cap. The cap is effective on September 30, 1994, has a three year term, and provides for quarterly payments to the Company in the event that three-month LIBOR exceeds 7.00% on any quarterly reset date. The Company is exposed to credit risk in the event of non-performance by the counterparties. However, the Company does not anticipate non-performance by the counterparties. The Rio Bank Loan is secured by a first priority mortgage lien on the Rio and certain other real and personal property of Rio Properties and the Company. The Company is a guarantor of the Rio Bank Loan.

     The Rio Bank Loan contains certain customary financial covenants to which the Company is subject. Because of annual restrictions on capital expenditures by the Company contained in the Rio Bank Loan, any new significant capital improvements to the Rio will require the consent of the lenders.

     The revolving credit feature of the Rio Bank Loan allows the Company to pay down and reborrow principal under the line of credit as the Company deems appropriate. The Company utilized this ability by reborrowing $50 million on December 30, 1993 and repaying $50 million on January 3,
     1994. The Company also reborrowed $69 million on December 30, 1994 and repaid $69 million on January 3, 1995 under the terms of the Rio Bank Loan.

     As of December 31, 1994, annual maturities of total notes and loans payable are as follows:

   YEAR ENDING

December 31, 1995                          $ 15,032,534
December 31, 1996                            20,018,359
December 31, 1997                            20,018,359
December 31, 1998                            20,018,359
December 31, 1999                            20,018,359
Thereafter                                   30,073,433
                                           $125,179,403

     Based upon the present operations of the Rio, internal projections of revenues and expenses, and other anticipated cash requirements of Rio Properties during 1995, the Company anticipates meeting required principal and interest payments under the Rio Bank Loan during 1995.

     The  carrying  values of assets included in the consolidated
     financial   statements,  which  collateralize   bank   loans
     payable, are as follows:

                                               December 31,
                                           1994            1993

     Building and improvements          $137,005,432    $105,058,208
     Equipment, furniture and
     improvements                         43,108,873      37,271,771
     Land and improvements                24,666,679      24,666,679
     Construction in progress             38,521,773       7,465,875
                                        $243,302,757    $174,462,473

7.   INCOME TAXES

     In February 1992, the Financial Accounting Standards Board issued SFAS 109 which supersedes previous pronouncements on accounting for income taxes and is effective for fiscal years commencing after December 15, 1992. The Company adopted SFAS 109 in the first quarter of 1993 by reporting the effect of SFAS 109 as a cumulative effect of a change in accounting principle and not restating prior periods. The effect of SFAS 109 recorded in January 1993 decreased net income as a non-cash, non-recurring cumulative effect of a change in accounting principle by an amount totaling $776,888. It also reduced paid-in capital by an amount totaling $823,152. This amount was charged directly against equity because it reflects the tax effect of SFAS 109 as it related to the gain on sale of assets to affiliates of the Company's largest stockholder in December 1991, which was also recorded directly to equity.

     The  federal  income  tax provisions  for  the  years  ended
     December 31, 1994 and 1993 consist of the following:

                                               1994          1993

     Provision before tax rate change and
     extraordinary items                    $9,178,023    $6,671,872
     Additional provision due to tax rate
     change (see below)                            ---       113,433
     Provision before extraordinary item     9,178,023     6,785,305
     Income tax benefit from extraordinary
     loss on early retirement of debt              ---      (130,700)

     Total Income Tax Provision             $9,178,023    $6,654,605

     The Revenue Reconciliation Act of 1993 raised the Corporate Income Tax Rate from 34% to 35%, retroactively to January 1, 1993. In accordance with the requirements of SFAS 109, the deferred income tax assets and liabilities were adjusted accordingly, resulting in a charge against income in the amount of $113,433.

     The following schedule reconciles the Company's effective tax rate to the statutory rate:

                                            1994     1993    1992

     Statutory rate                         35.0%    35.0%   34.0%
     Depreciation on premium allocated in
     Rio Partnership exchange                0.5%     0.7%    1.2%
     Disallowance  for  tax purposes of
     certain meals, travel and
     entertainment expenses                  1.2%     0.4%     ---
     Other                                   (0.2)%    ---     ---

     Effective rate                          36.5%    36.1%   35.2%

     During 1994, the Company utilized all remaining alternative minimum tax credit carryforwards.

     The   Company's   deferred  tax  assets   (liabilities)   at
     December 31, 1994 consisted of the following:

                                         Current       Non-Current

     Depreciation & amortization                       $(7,613,359)
     Deferred employee benefits         $ 391,927              ---
     Bad debt expense                     136,105              ---
     Other  deferred  tax  assets,
     net                                   34,231          101,082
                                        $ 562,263      $(7,512,277)

     The  Company's deferred tax assets (liabilities) at December
     31, 1993 consisted of the following:

                                         Current       Non-Current

     Depreciation & amortization                       $(6,231,735)
     Alternative Minimum Tax  ("AMT")
     credit carryforwards              $  868,160              ---
     Partnership syndication fees             ---          234,779
     Deferred employee benefits           373,273              ---
     Bad debt expense                     132,777              ---
     Other  deferred  tax  assets,
     net                                   28,982          177,780
                                       $1,403,192      $(5,819,176)


     The current portion of the Company's net deferred tax assets is included on the Consolidated Balance Sheet under the heading "Prepaid Expenses and Other Current Assets."

     The Company has determined that it is probable that the full amount of the tax benefit from the deferred tax assets will be realized and therefore, has not recorded a valuation allowance to reduce the carrying value of the deferred tax assets.

     Prior to 1993, the Company accounted for income taxes in accordance with APB 11. The provision for income taxes for the year ended December 31, 1992 is as follows:

                                                          1992

     Provision before extraordinary item              $(2,995,628)
     Extraordinary credit carryforward of prior
     years' loss                                          793,511
     Net provision                                    $(2,202,117)

8.   COMMITMENTS AND CONTINGENCIES

     In connection with the bank loan agreements, the Company has entered into agreements with certain key stockholders, directors and executive officers to facilitate borrowings by the Company. These individuals personally guaranteed the previous bank loan made to Rio Properties in exchange for compensation of $1,250,000 upon the satisfaction of certain terms and conditions. The first potential payment obligation of the Company of $250,000 commenced with the fiscal year ended December 31, 1990 and continued to December 31, 1994, with a two-year extension provision. No amounts were due or paid arising out of the years ended December 31, 1990 or 1991. The Company made $250,000 payments in each of the three years ended December 31, 1994, 1993, and 1992. The Company anticipates paying the entire balance on or before December 31, 1996. Because the personal guaranties under the former bank loan have been replaced  under  the  Rio  Bank Loan  with  provisions  that trigger events of default should the Company's Chief Executive Officer voluntarily allow his stockholdings in the Company to fall below 10% or that of another holder or if the Company's Chief Executive Officer or Chief Operating Officer cease for a period of 30 consecutive days to hold their respective executive officer positions, the agreement with the guarantors has been amended to terminate the guarantor payments in the event that said events of default are triggered by voluntary act of the respective guarantors.

     Effective January 1, 1991, Rio Properties maintains an employee profit sharing plan for all employees who have accredited service. Contributions to the plan are discretionary and cannot exceed amounts permitted under the Internal Revenue Code. Contributions of $215,039, $109,701, and $69,113 have been authorized and charged to income for the years ended December 31, 1994, 1993, and 1992, respectively.

     In the normal course of business, the Company is involved with various negotiations and legal matters. In addition, Rio Properties is a potential defendant in various personal injury allegations. Management is of the opinion that the effect of these matters is not material to the consolidated financial statements.

9.   STOCKHOLDERS' EQUITY

     COMMON STOCK

     During  1994,  the Company issued 223,550 shares  of  Common
     Stock at exercise prices ranging from $3.00 per share to $15.625 per share pursuant to options previously granted under the Company's NSOP (see below).

     On  November 24, 1993, the Company sold in a public offering
     2,300,000 shares of Common Stock at a net price per share of
     $13.60.   The  proceeds  from  the  sale  were  received  in
     November 1993.

     During  1993,  the Company issued 247,000 shares  of  Common
     Stock at exercise prices ranging from $3.00 per share to $6.00 per share pursuant to options previously granted under the Company's NSOP (see below).

     On  November 24, 1992, the Company sold in a public offering
     3,737,500 shares of Common Stock at a net price per share of $7.98. The proceeds from the sale were received in December
     1992.

     On  August  15, 1992, the Company issued 463,641  shares  of
     Common Stock to the partners in the Rio Partnership in exchange for 4.25% of the Rio Partnership (Note 3).

     During  1992,  the  Company issued 55,400 shares  of  Common
     Stock at exercise prices ranging from $3.00 per share to $5.00 per share pursuant to options previously granted under the Company's NSOP (see below).

     STOCK OPTIONS

     Key officers and employees are eligible to participate in the Company's NSOP. As of December 31, 1994, 2,637,500 shares were available for issuance pursuant to options granted under the NSOP and 2,585,500 options had been granted at exercise prices ranging from $3.00 to $15.625 per share. As of December 31, 1994, 505,950 options had been exercised and 144,500 options had been forfeited, resulting in 1,935,050 options outstanding.

     The NSOP will terminate July 8, 1997, subject to the right of the Board of Directors to terminate the NSOP prior thereto.

     On September 5, 1991, the Company's Board of Directors adopted the 1991 Directors' Stock Option Plan, which was ratified  by  the Company's stockholders on  May  16,  1992, under which options to purchase up to 100,000 shares of Common Stock may be granted to non-employee directors. The option exercise price is 100% of the fair market value of the Common Stock on the date of grant. As of December 31, 1994, 85,000 options had been granted at exercise prices ranging from $3.00 per share to $16.00 per share. As of December 31, 1994, 20,000 options had been exercised and 1,000 options had been forfeited, resulting in 64,000 options outstanding.

     STOCK EXCHANGE RIGHTS

     On September 28, 1990, MRHC issued 6,638,214 shares of preferred stock (the "Stock Exchange Rights") in exchange for 60.85 Rio Partnership Units. These Stock Exchange Rights permitted the exchange for the Company Common Stock on a one-for-one basis after March 28, 1991, and the Company could have required exchange any time on or after December 31, 1999. In connection with this transaction, the Company paid
     $13,681,286   of  costs  in  excess  of  recorded   minority
     interests for the Rio Partnership Units. All costs were allocated to assets based on fair market values; however, the costs in excess of recorded minority interests paid to related parties were not recorded. As of December 31, 1992, all 6,638,214 Stock Exchange Rights had been exchanged for the Company's Common Stock. The Company has reflected the cost of the issuance of the Stock Exchange Rights in its stockholders' equity.

10.  RELATED PARTY TRANSACTIONS

     The  Company  has  contracted with  two  affiliates  of  the
     Company's largest stockholder for the design and construction of a 21-story hotel tower containing 549 suites (the "Phase III Expansion") for a total of $64,166,368. As of December 31, 1994, the Company had capitalized $37,241,468 in connection with these contracts. As of
     December 31, 1994, $10,026,210 had been accrued in connection with these construction and design contracts.

     In 1993, the Company contracted with two affiliates of the Company's largest stockholder for the design and construction of a 21-story hotel tower containing 437 suites (the "Tower Expansion") and an expansion of the Rio's public area (the "Eastside Expansion"). The two contracts were in amounts not to exceed $57,557,093. Amounts capitalized in connection with these contracts totaled $50,193,919. As of December 31, 1993, $7,189,042 had been accrued in connection with these construction and design contracts. As of December 31, 1994, all amounts due in connection with these contracts had been capitalized and paid.

     On July 1, 1992, the Company entered into contracts with two affiliates of the Company's largest stockholder in an amount not to exceed $6,107,571 for the design and construction of an addition to the Rio's buffet restaurant, as well as expansion of casino space and addition of a lounge. As of December 31, 1992, $5,605,540 had been capitalized in connection with these contracts. As of December 31, 1992, $984,195 had been accrued in connection with these contracts. As of December 31, 1993, all amounts due in connection with these contracts had been capitalized and paid.

     In December 1991, the Company sold non-Rio real estate to an affiliate of the Company's largest stockholder. In April 1994, the affiliated entity sold the real estate to a non-related party. Pursuant to the terms of the sales agreement, the Company was entitled to a portion of the sales proceeds which equaled $966,510, net of expenses.

     The Company entered into consulting contracts with an affiliated entity to provide real estate, financial and supervisory services through April 30, 1992. The contract was terminated three months early, on January 31, 1992, by mutual agreement of the parties. Revenues earned thereunder during the years ended December 31, 1994, 1993, and 1992 were $0, $0, and $100,000, respectively.

     The Company reimbursed an affiliate of the Company's largest stockholder for certain expenses advanced on behalf of or supplied to the Company during the years ended December 31, 1993 and December 31, 1992 of approximately $162,425 and
     $121,000, respectively. Nominal amounts were paid by the Company to the affiliate for similar purposes during 1994. Such amounts were generally billed to the Company at the affiliate's cost.

     Two director/officers of the Company are associated with affiliated entities which render various architectural and construction services for the Company. The Company paid these entities, in the aggregate, approximately $50,416,348, $44,567,088 and $5,669,743 during the years ended December 31, 1994, 1993, and 1992, respectively, for their services.

     Entities in which a director of the Company is the principal stockholder and the executive officer received commissions from the Company totaling approximately $124,912, $90,325 and $79,000 for the years ended December 31, 1994, 1993, and 1992, respectively, arising out of the acquisition of various insurance coverage by the Company.

     The Company believes that the transactions described above are on terms at least as favorable as would have been obtained from non-related parties.

11.  MARCOR RESORTS, L.P. V (THE RIO PARTNERSHIP)

     During the year ended February 28, 1989, a limited partnership (known as MarCor Resorts, L.P. V, a Nevada limited partnership) was formed. Until its merger into Rio Properties on August 15, 1992, the Rio Partnership was included in the consolidated financial statements of the Company. The Company obtained a 34.4% general partnership interest in the Rio Partnership in exchange for land, cash and certain other assets with a collective value of $13,760,000. The exchange resulted in a deferred gain to the Company of $1,608,274. Subsequently, the Company acquired an additional 0.5% limited partnership interest.

     On September 28, 1990, MarCor Rio Holding Corp. issued 6,638,214 stock exchange rights in exchange for 60.85 Rio Partnership Units, increasing the Company's total investment in the Rio Partnership to 95.75%. As a result of this transaction, certain related party rules came into effect, thereby requiring the reversal of the deferred gain of $1,608,274 recorded upon initial capitalization of the partnership.

     On August 15, 1992, the Rio Partnership merged with Rio Properties (Note 3), resulting in the Company owning 100% of the net assets formerly held by the Rio Partnership. As a result of the merger, the Rio Partnership ceased to exist.

ITEM 9.    CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
           ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      This  information  is incorporated by  reference  from  the
Company's  Proxy  Statement to be filed with  the  Commission  in
connection   with   the  Annual  Meeting   of   Stockholders   on
May 16, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

      This  information  is incorporated by  reference  from  the
Company's  Proxy  Statement to be filed with  the  Commission  in
connection   with   the  Annual  Meeting   of   Stockholders   on
May 16, 1995.

ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

      This  information  is incorporated by  reference  from  the
Company's  Proxy  Statement to be filed with  the  Commission  in
connection   with   the  Annual  Meeting   of   Stockholders   on
May 16, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This  information  is incorporated by  reference  from  the
Company's  Proxy  Statement to be filed with  the  Commission  in
connection   with   the  Annual  Meeting   of   Stockholders   on
May 16, 1995.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

               Included in Part II of this report:

               Consolidated Balance Sheets at December  31,  1994
               and December 31, 1993.

               Consolidated Statements of Income for the Years Ended December 31, 1994, 1993 and 1992.

               Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1993 and 1992.

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992.

               Notes to Consolidated Financial Statements

      2.  FINANCIAL STATEMENT SCHEDULES

               Included in Part IV of this report:

               Schedule III  - Condensed Financial Information  of
                             Registrant

               Schedule VIII - Valuation and Qualifying Accounts

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

ITEM 14.  EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION

4.01 Amended and Restated Articles of Incorporation of Rio Hotel & Casino, Inc. filed July 19, 1994, are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-Q for the Quarter Ended June 30, 1994, Part II, Item 6(a),
          Exhibit 4.01.

4.02 Amended and Restated Bylaws of Rio Hotel & Casino, Inc. certified March 3, 1993 are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K for the Year Ended December 31, 1992, Part IV, Item 14, Exhibit 4.02.

4.03 Specimen Common Stock Certificate for the Common Stock of Rio Hotel & Casino, Inc. is incorporated herein by reference from the Company's Registration Statement on Form S-3 filed on August 24, 1992, File No. 33-51092, Part II, Item 16, Exhibit 4.01.

4.04 Agreement and Plan of Exchange by and between Rio Hotel & Casino, Inc., a Nevada corporation, and Rio Properties, Inc., a Nevada corporation, dated August 14, 1992, is incorporated herein by reference from the Company's Registration Statement on Form S-3 filed on August 24, 1992, File No. 33-51092, Part II,
          Item 16, Exhibit 2.01.

4.05 Form of Subscription and Exchange Agreement between Rio Properties, Inc., a Nevada corporation, and MarCor Resorts, Inc., a Nevada corporation, and subscriber is incorporated herein by reference from the Company's Registration Statement on Form S-3 filed on August 24, 1992, File No. 33-51092, Part II, Item 16,
          Exhibit 2.02.

4.06 Rio Hotel & Casino, Inc. Non-Statutory Stock Option Plan as amended September 5, 1991, as amended February 28, 1992 (to reflect change in Company name) and as amended June 22, 1993, is incorporated herein by reference from the Company's (SEC File No. 33-38752) Registration Statement on Form S-8 filed on October 5, 1993, Item 8, Exhibit 4.04.

4.07 Rio Hotel & Casino, Inc. Directors' Stock Option Plan As Amended February 28, 1992 (to reflect change in Company name only) is incorporated herein by reference from the Company's (SEC File No. 2- 88147) Annual Report on Form 10-K for the Year Ended December 31, 1991, Part IV, Item 14(c), Exhibit 4.07.

4.08 Rio Suite Hotel & Casino Employee Retirement Savings Plan Trust Agreement dated February 11, 1991; First Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated March 20, 1992, effective April 1, 1992; Second Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated March 20, 1992, effective April 1, 1992; Third Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated December 14, 1992, effective August 15, 1992, and Rio Suite Hotel & Casino Employee Retirement Savings Plan, Participant Loan Program dated March 19, 1992 are incorporated herein by reference from the Company's Registration Statement on Form S-8, filed January 8, 1993, File No. 33-56860,
          Part II, Item 8, Exhibit 4.11; Rio Suite Hotel & Casino Employment Retirement Savings Plan dated February 21, 1991 is incorporated herein by reference from the Company's Registration Statement on Form S-8, Amendment No. 1, filed February 3, 1993, File No. 33-56860, Part II, Item 8, Exhibit 4.11; Fourth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated April 30, 1993, effective July 1, 1993; Fifth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated August 17, 1993, effective July 1, 1993; Sixth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated October 27, 1993, effective October 25, 1993; Seventh Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan Trust Agreement dated and effective December 16, 1993; and Eighth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated May 3, 1994, effective May 1, 1994 are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-Q for the Quarter Ended June 30, 1994, Part II, Item 6(a),
          Exhibit 4.03; Ninth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated August 26, 1994, effective August 25, 1994; Tenth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated and effective January 1, 1995; and Eleventh Amendment to the Rio Suite Hotel & Casino
          Employee  Retirement Savings Plan dated  and  effective
          January 12, 1995.

4.09            Rio Hotel & Casino, Inc. 1995 Long-Term Incentive
          Plan as adopted January 26, 1995.

4.10 Credit Agreement among Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Lenders, and Rio Properties, Inc., as Borrower, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America National Trust and Savings Association, in the amount of $9,692,307.70 dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America Nevada, in the amount of $3,230,769.23, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of Societe Generale, in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of NBD Bank, N.A., in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of First Security Bank of Idaho, N.A., in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Nevada, N.A., in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of U.S. Bank of Nevada, in the amount of $3,230,769.23, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America National Trust and Savings Association, in the amount of $5,307,692.30 dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America Nevada, in the amount of $1,769,230.77 dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Nevada, N.A., in the amount of $3,538,461.54 dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of First Security Bank of Idaho, N.A., in the amount of $3,538,461.54 dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of NBD Bank, N.A., in the amount of $3,538,461.54 dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of Societe Generale, in the amount of $3,538,461.54 dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of U.S. Bank of Nevada, in the amount of $1,769,230.77 dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America National Trust and Savings Association, in the amount of $15,000,000 dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America Nevada, in the amount of $5,000,000 dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Nevada, N.A., in the amount of $10,000,000 dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Idaho, N.A., in the amount of $10,000,000 dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of NBD Bank, N.A., in the amount of $10,000,000 dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of Societe Generale, in the amount of $10,000,000 dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of U.S. Bank of Nevada, in the amount of $5,000,000 dated July 15, 1993; Security Agreement executed by Rio Properties, Inc., as Debtor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Secured Party, dated July 15, 1993; Construction Deed of Trust With Assignment of Rents and Fixture Filing among Rio Properties, Inc., as Trustor, Equitable Deed Company, as Trustee, and Bank of America National Trust and Savings Association, as agent for itself and the other financial institutions, as Beneficiary, dated July 15, 1993; Unsecured Indemnity Agreement executed by Rio Properties, Inc., as Indemnitor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, dated July 15, 1993; Guaranty executed by Rio Hotel & Casino, Inc., as Guarantor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Guaranteed Parties, dated July 15, 1993; and, Parent Guarantor
          Security Agreement by Rio Hotel & Casino, Inc., as Debtor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Secured Party, dated July 15, 1993 are incorporated by reference from the
          Company's (SEC File No. 2-88147) Report on Form 8-K dated July 15, 1993, Item 7(c), Exhibit 28.01; First Amendment to Credit Agreement dated as of October 25, 1993 and Second Amendment and Waiver to Credit Agreement dated as of November 8, 1993 among Rio
          Properties, Inc., Bank of America National Trust and Savings Association, Bank of America Nevada, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, and U.S. Bank of Nevada are incorporated by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1993, Part IV,
          Item 14(c), Exhibit 4.09.

4.11 Third Amendment to Credit Agreement dated as of April 15, 1994 among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, Bank of America, Nevada, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A, NBD Bank, N.A., Societe Generale, and U.S. Bank of Nevada; Memorandum of Amendments to Credit Agreement and Amendment to Construction Deed of Trust with Assignment of Rents and Fixture Filing dated as of May 9, 1994 by Rio Properties, Inc. and Bank of America National Trust and Savings Association are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-Q for the Quarter Ended June 30, 1994, Part II, Item 6(a), Exhibit No. 4.02; and Fourth Amendment to Credit Agreement among Rio Properties, Inc., a Nevada corporation, as Borrower, and Bank of America National Trust and Savings Association, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, Bank of America, Nevada, U.S. Bank of Nevada, Bank of Scotland and Midlantic Bank, N.A., as Lenders; and Second Memorandum of Amendment to Credit Agreement and Amendment to Construction Deed of Trust with Assignment of Rents and Fixture Filing between Borrower and Bank of America National Trust and Savings Association, as agent for Lenders, dated December 16, 1994 are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated December 16, 1994, Item 7(c), Exhibit 10.01; Fifth Amendment to Credit Agreement dated as of March 20, 1995, among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, Bank of America Nevada, U.S. Bank of Nevada, Bank of Scotland and Midlantic Bank, N.A., as Banks.

10.01          First Amendment  to Agreement dated October 25, 1993
          by  and among  Rio  Hotel  & Casino, Inc., and Marnell  Corrao,
          Inc.,   Marnell   Corrao   Associates,   Inc.,   MarCor
          Partnership, Anthony A. Marnell II, Barrett Family Revocable Living Trust dated December 18, 1981, James
          A. Barrett, Jr. and Maureen M. Barrett incorporated herein by reference from the Company's (SEC File No. 0-
          13760) Annual Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c), Exhibit 10.01; and Agreement by and among MarCor Resorts Inc., Marnell Corrao, Inc., Marnell Corrao Associates, Inc., MarCor Partnership,
          The Anthony A. Marnell II Revocable Living Trust dated June
          16, 1982, Anthony A. Marnell II, Sandra J. Marnell, Barrett Family Revocable Living Trust dated December 18, 1981, James
          A. Barrett, Jr. and Maureen M. Barrett dated February 22, 1989.

10.02 Agreement of Purchase and Sale by and among MarCor Resorts, Inc., MarCor Resort Properties, Inc., MarCor Development Company, Inc., MarCor Resorts, L.P.V and Focus 2000, Inc., entered into December 30, 1991; Agreement to Assume and Hold Harmless Note entered into by and among MarCor Development Company, Inc. and Focus 2000, Inc. on December 30, 1991; are incorporated herein by reference from the Company's (SEC File No. 2-88147) Report on Form 8-K dated December 30, 1991, Item 7(c), Exhibit 2.01.

10.03 Completion Guaranty dated November 20, 1992, by and among Rio Properties, Inc. and Marnell Corrao, Inc., Marnell Corrao Associates, Inc., MarCor Partnership, Focus 2000, Inc., The Anthony A. Marnell II Revocable Living Trust dated June 16, 1982, Anthony
          A. Marnell II, Barrett Family Revocable Living Trust dated December 18, 1981, and James A. Barrett, Jr. and Maureen M. Barrett, husband and wife, collectively as Guarantors is incorporated herein by reference from the Company's Registration Statement on Form S-2, Pre-
          Effective Amendment No. 2, filed November 23, 1992, File No. 33-53758, Part II, Item 16, Exhibit 10.13.

10.04 Memorandum of Understanding dated as of June 30, 1992, by and among MarCor Resorts, L.P. V, Focus 2000, Inc., and Anthony A. Marnell II and James A. Barrett, Jr. is incorporated herein by reference from the Company's Registration Statement on Form S-2, Pre-
          Effective Amendment No. 2, filed November 23, 1992, File No. 33-53758, Part II, Item 16, Exhibit 10.14.

10.05 Interest Rate and Currency Exchange Agreement dated as of July 28, 1993 between Rio Properties, Inc. and Bank of America National Trust and Savings Association is incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c), Exhibit 10.11.

10.06 Architectural Agreement entered into as of February 25, 1994 between Rio Hotel & Casino, Inc., as Owner, and Anthony A. Marnell II, Chartered, as Architect is incorporated herein by reference from the Company's (SEC File No. 0-13760), Annual Report on Form 10-K for the Year Ended December 31, 1993, Part IV,
          Item 14(c), Exhibit 10.12.

10.07 Building Contract entered into as of February 25, 1994 between Marnell Corrao Associates, Inc., as General Contractor, and Rio Properties, Inc., as Owner is incorporated herein by reference from the Company's (SEC File No. 0-13760), Annual Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c),
          Exhibit 10.13.

10.08            Architectural  Agreement  entered  into  as   of
          February  9, 1995 between Rio Hotel & Casino, Inc.,  as
          Owner, and Anthony A. Marnell, Chartered, as Architect.

10.09           Building Contract entered into as of February 27,
          1995  between  Marnell  Corrao  Associates,  Inc.,   as
          General Contractor, and Rio Properties, Inc., as Owner.

10.10 Real Estate Purchase and Sale Agreement entered into as of January 25, 1995 between Focus 2000, Inc., as Seller, and Rio Properties, Inc., as Buyer.

10.11           Exchange Agreement entered into as of January  6,
          1995  between  Allied  Building Materials,  Cinderlane,
          Inc., and Rio Hotel & Casino, Inc.

10.12 Letter Agreement regarding Rate Cap Transaction dated August 11, 1994 between Bank of America National
          Trust and Savings Association and Rio Properties, Inc.

21.01          List of the Company's Subsidiaries.

23.01          Consent of Arthur Andersen LLP.

27.01          Financial Data Schedule.

(b)            REPORTS ON FORM 8-K

                     The  Company  reported  on  Form  8-K  dated
          December 16, 1995 that it increased its borrowing capacity by $40 million pursuant to an amendment to the Rio Bank Loan (the "Amendment"). The Amendment also extended the maturity date of the Rio Bank Loan to June 30, 2001. Moreover, the Company reported the appointment of Susan L. Johnson as Secretary of the Company.

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Board of Directors of
Rio Hotel & Casino, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Rio Hotel & Casino, Inc. and subsidiaries included elsewhere in this annual report and have issued our report thereon dated January 25, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes as discussed in Note 7 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in
Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP


Las Vegas, Nevada
January 25, 1995




RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
RIO HOTEL & CASINO, INC.
BALANCE SHEETS


                                                    December 31,

                                              1994                1993
ASSETS
Current assets:

   Cash and cash equivalents              $    35,635         $   229,442
   Accounts receivable from affiliates      3,214,304           1,151,300
      Total current assets                  3,249,939           1,380,742

Other assets:
   Investments in subsidiaries            153,227,263         137,834,206
   Other, net                               1,938,022           1,051,890
                                          155,165,285         138,886,096
                                         $158,415,224        $140,266,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                       $     - - -         $    25,000
      Total current liabilities                 - - -              25,000
Non-current liabilities due to             10,576,057          10,403,357
subsidaries

Stockholders' equity
   Common Stock, $0.01 par value;
      100,000,000 shares authorized (1994);
      50,000,000 shares authorized (1993);
      21,371,346 (1994) and 21,147,796 (1993)
      shares issued and outstanding           213,714             211,478
   Additional paid-in capital             117,214,582         115,182,541
   Retained earnings                       30,410,871          14,444,462
      Total stockholders' equity          147,839,167         129,838,481
                                         $158,415,224        $140,266,838


See Accompanying Notes to Consolidated Financial Statements

RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
RIO HOTEL & CASINO, INC.
STATEMENTS OF INCOME

                                            For the Year Ended December 31,

                                       1994                 1993                 1992

Revenues:

   Management and service fees     $     - - -          $     - - -          $   100,000
   Interest Income                       2,537                6,724            1,269,379
   Other revenues                      966,510              393,537              943,601
   Subsidiary earnings              15,267,612           10,592,688            5,012,681
                                    16,236,659           10,992,949            7,325,661

Costs and Expenses:

   General and administrative          270,250              343,557              915,913
   Depreciation and amortization         - - -                - - -                5,952
   Interest expense                      - - -                - - -                4,281
   Other income and expenses             - - -                - - -               91,616
                                       270,250              343,557            1,017,762

      Net income                  $ 15,966,409         $ 10,649,392         $  6,307,899

RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
RIO HOTEL & CASINO, INC.
STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,

                                                            1994             1993             1992

Cash flows from operating activities:

  Net Income                                           $ 15,966,409     $ 10,649,392     $  6,307,899

  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Earnings from subsidiary investments                  (15,267,612)     (10,592,688)      (5,012,681)
  Depreciation and amortization                               - - -            - - -            5,952
  Gain on sale of equipment, furniture and
      improvements                                            - - -            - - -           (4,784)

  (Increase) decrease in assets:
      Receivables                                            64,113          (79,821)         314,297
      Prepaid expenses and other current assets               - - -           13,811           11,726
      Due (to) subsidiaries                             (1,820,498)      (1,077,493)      (1,565,760)
      Other, net                                              - - -            3,719           (3,578)
      Decrease in liabilities:
            Accounts payable-trade                          (25,000)        (164,770)        (207,291)
            Accrued interest                                  - - -            - - -             (553)
  Net cash (used in) operating activities                (1,082,588)      (1,247,850)        (154,773)

Cash flows from investing activities:
  Proceeds from sale of equipment, furniture and              - - -            - - -           90,975
      improvements
  Investments in subsidiaries                               (14,390)     (30,730,375)     (29,485,305)
  Net cash used in investing activities                     (14,390)     (30,730,375)     (29,394,330)

Cash flows from financing activities:
  Net proceeds from common stock issuance                 1,022,700       32,506,200       30,252,138
  Common stock offerings cost                              (119,529)        (456,821)        (457,160)
  Payments on notes and loans payable                         - - -            - - -          (62,107)
  Net cash provided by financing activities                 903,171       32,049,379       29,732,871
  Net increase (decrease) in cash and cash equivalents     (193,807)          71,154          183,768
  Cash and cash equivalents, beginning of period            229,442          158,288          (25,480)
  Cash and cash equivalents, end of period             $     35,635     $    229,442     $    158,288





         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                    December 31,      December 31,    December 31,
                        1994              1993            1992

Cash payments made
for interest
(net   of  amounts
capitalized)           $ ---             $ ---           $  4,834

     Supplemental Schedule of Non-Cash Investing and Financing Activities

DECEMBER 31, 1994

      Tax benefit arising from the exercise of stock options granted under the NSOP totaled $886,132.

DECEMBER 31, 1993

      Additional costs of issuing Common Stock financed through payables totaled $12,194.

      Costs of issuing Common Stock financed through payables totaled $163,801.

      Tax benefit arising from the exercise of stock options granted under the Company's NSOP totaled $1,120,823.

       Reduction   of  paid-in  capital  as  a  result   of   the
implementation of SFAS 109 totaled $823,152. This amount was charged directly against equity because it reflects the tax effect of SFAS 109 as it related to the gain on sale of assets to affiliates of the Company's largest stockholder in December 1991, which was also recorded directly to equity (Note 10).

DECEMBER 31, 1992

      During 1992, the Company exchanged 728,461 stock exchange rights for 728,461 shares of the Company's Common Stock. The transactions resulted in the following changes:

Common Stock                                      $      (7,285)
Notes Receivable                                      4,732,892
Due from Subsidiaries                                   113,319
Investments in Subsidiaries                          (4,732,892)
Additional Paid-In Capital                           (3,766,653)
Stock exchange rights                                 3,660,619
                                                  $         ---


      On August 14, 1992, the Company, through a subsidiary, acquired an additional 3.25% of the Rio Partnership in exchange for 354,549 shares of the Company's Common Stock. On August 15, 1992, the Rio Partnership was merged into a subsidiary of the Company, with an additional 109,092 shares of Common Stock of the Company issued for the remaining 1% interests in the Rio Partnership. The transactions resulted in the following changes:

   Common Stock                                $      ($4,636)
   Additional Paid-In Capital                      (3,124,941)
   Due to Subsidiaries                            (42,554,852)
   Investments in Subsidiaries                     45,684,429
                                               $          ---


      Costs of issuing Common Stock, financed through payables, totaled $91,750.




RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS for the Three Years Ended December 31, 1994


                                              Reserve for
                                              Uncollectibles

Balance, December 31, 1991                    $   169,485

       Additions charged to income                470,439

       Accounts written off, less recoveries     (376,692)



Balance, December 31, 1992                        263,232

       Additions charged to income                523,491

       Accounts written off, less recoveries     (407,360)



Balance, December 31, 1993                        379,363

       Additions charged to income                512,999

       Accounts written off, less recoveries     (413,227)



Balance, December 31, 1994                    $   479,135




                                  SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RIO HOTEL & CASINO, INC.



       March 28, 1995           By:/S/ HARLAN D. BRAATEN
                                   Harlan D. Braaten, Treasurer
                                   and Chief Financial Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                  TITLE                        DATE

       /S/ANTHONY A. MARNELL II      Chairman  of the  Board     March 28, 1995
       Anthony A. Marnell II         of  Directors and Chief
                                     Executive   Officer
                                     (Principal  Executive
                                     Officer)

       /S/JAMES  A.  BARRETT, JR.    President,  Chief           March 28, 1995
       James A. Barrett, Jr.         Operating Officer and
                                     Director


       /S/HARLAN D. BRAATEN          Treasurer and Chief         March 28, 1995
       Harlan D. Braaten             Financial  Officer
                                     (Principal  Financial
                                     Officer)


       /S/JOHN A. STUART             Director                    March 28, 1995
       John A. Stuart


       /S/THOMAS Y. HARTLEY          Director                    March 28, 1995
       Thomas Y. Hartley


       /S/DEAN P. PETERSEN           Director                    March 28, 1995
       Dean P. Petersen



                               EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                              PAGE

4.01 Amended and Restated Articles of Incorporation of Rio Hotel & Casino, Inc. filed July 19, 1994, are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-Q for the Quarter Ended June 30, 1994, Part II, Item 6(a),
          Exhibit 4.01.

4.02            Amended  and  Restated  Bylaws of  Rio  Hotel  &  Casino,  Inc.
          certified March 3, 1993 are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K for the Year Ended December 31, 1992, Part IV, Item 14, Exhibit 4.02.

4.03 Specimen Common Stock Certificate for the Common Stock of Rio Hotel & Casino, Inc. is incorporated herein by reference from the Company's Registration Statement on Form S-3 filed on August 24, 1992, File No. 33-51092, Part II, Item 16, Exhibit 4.01.

4.04            Agreement  and  Plan  of Exchange by and between  Rio  Hotel  &
          Casino, Inc., a Nevada corporation, and Rio Properties, Inc., a Nevada corporation, dated August 14, 1992, is incorporated herein by reference from the Company's Registration Statement on Form S-3 filed on August 24, 1992, File No. 33-51092, Part II, Item 16,
          Exhibit 2.01.

4.05 Form of Subscription and Exchange Agreement between Rio Properties, Inc., a Nevada corporation, and MarCor Resorts, Inc., a Nevada corporation, and subscriber is incorporated herein by reference from the Company's Registration Statement on Form S-3 filed on August 24, 1992, File No. 33-51092, Part II, Item 16,
          Exhibit 2.02.

4.06 Rio Hotel & Casino, Inc. Non-Statutory Stock Option Plan as amended September 5, 1991, as amended February 28, 1992 (to reflect change in Company name) and as amended June 22, 1993, is incorporated herein by reference from the Company's (SEC File No. 33-38752) Registration Statement on Form S-8 filed on October 5, 1993, Item 8,
          Exhibit 4.04.

4.07 Rio Hotel & Casino, Inc. Directors' Stock Option Plan As Amended February 28, 1992 (to reflect change in Company name only) is incorporated herein by reference from the Company's (SEC File No. 2-88147) Annual Report on Form 10-K for the Year Ended December 31, 1991, Part IV, Item 14(c), Exhibit 4.07.

4.08 Rio Suite Hotel & Casino Employee Retirement Savings Plan Trust Agreement dated February 11, 1991; First Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated March 20, 1992, effective April 1, 1992; Second Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated March 20, 1992, effective April 1, 1992; Third Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated December 14, 1992, effective August 15, 1992, and Rio Suite Hotel & Casino Employee Retirement Savings Plan, Participant Loan Program dated March 19, 1992 are incorporated herein by reference from the Company's Registration Statement on Form S-8, filed January 8, 1993, File No. 33-56860, Part II, Item 8, Exhibit 4.11; Rio Suite Hotel & Casino Employment Retirement Savings Plan dated February 21, 1991 is incorporated herein by reference from the Company's Registration Statement on Form S-8, Amendment No. 1, filed February 3, 1993, File No. 33-56860, Part II, Item 8, Exhibit 4.11; Fourth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated April 30, 1993, effective July 1, 1993; Fifth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated August 17, 1993, effective July 1, 1993; Sixth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated October 27, 1993, effective October 25, 1993; Seventh Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan Trust Agreement dated and effective December 16, 1993; and Eighth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated May 3, 1994, effective May 1, 1994 are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-Q for the Quarter Ended June 30, 1994, Part II, Item 6(a), Exhibit 4.03; Ninth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated August 26, 1994, effective August 25, 1994; Tenth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated and effective January 1, 1995; and Eleventh Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated and effective January 12, 1995.

4.09 Rio Hotel & Casino, Inc. 1995 Long-Term Incentive Plan as adopted January 26, 1995.

4.10 Credit Agreement among Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Lenders, and Rio Properties, Inc., as Borrower, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America National Trust and Savings Association, in the amount of $9,692,307.70 dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America Nevada, in the amount of $3,230,769.23, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of Societe Generale, in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of NBD Bank, N.A., in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of First Security Bank of Idaho, N.A., in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Nevada, N.A., in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of U.S. Bank of Nevada, in the amount of $3,230,769.23, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America National Trust and Savings Association, in the amount of $5,307,692.30 dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America Nevada, in the amount of $1,769,230.77 dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Nevada, N.A., in the amount of $3,538,461.54 dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of First Security Bank of Idaho, N.A., in the amount of $3,538,461.54 dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of NBD Bank, N.A., in the amount of $3,538,461.54 dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of Societe Generale, in the amount of $3,538,461.54 dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of U.S. Bank of Nevada, in the amount of $1,769,230.77 dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America National Trust and Savings Association, in the amount of $15,000,000 dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America Nevada, in the amount of $5,000,000 dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Nevada, N.A., in the amount of $10,000,000 dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Idaho, N.A., in the amount of $10,000,000 dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of NBD Bank, N.A., in the amount of $10,000,000 dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of Societe Generale, in the amount of $10,000,000 dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of U.S. Bank of Nevada, in the amount of $5,000,000 dated July 15, 1993; Security Agreement executed by Rio Properties, Inc., as Debtor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Secured Party, dated July 15, 1993; Construction Deed of Trust With Assignment of Rents and Fixture Filing among Rio Properties, Inc., as Trustor, Equitable Deed Company, as Trustee, and Bank of America National Trust and Savings Association, as agent for itself and the other financial institutions, as Beneficiary, dated July 15, 1993; Unsecured Indemnity Agreement executed by Rio Properties, Inc., as Indemnitor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, dated July 15, 1993; Guaranty executed by Rio Hotel & Casino, Inc., as Guarantor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Guaranteed Parties, dated July 15, 1993; and, Parent Guarantor Security Agreement by Rio Hotel & Casino, Inc., as Debtor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Secured Party, dated July 15, 1993 are incorporated by reference from the Company's (SEC File No. 2-88147) Report on Form 8-K dated July 15, 1993, Item 7(c), Exhibit 28.01; First Amendment to Credit Agreement dated as of October 25, 1993 and Second Amendment and Waiver to Credit Agreement dated as of November 8, 1993 among Rio Properties, Inc., Bank of America National Trust and Savings Association, Bank of America Nevada, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, and U.S. Bank of Nevada are incorporated by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c), Exhibit 4.09.

4.11 Third Amendment to Credit Agreement dated as of April 15, 1994 among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, Bank of America, Nevada, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A, NBD Bank, N.A., Societe Generale, and U.S. Bank of Nevada; Memorandum of Amendments to Credit Agreement and Amendment to Construction Deed of Trust with Assignment of Rents and Fixture Filing dated as of May 9, 1994 by Rio Properties, Inc. and Bank of America National Trust and Savings Association are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-Q for the Quarter Ended June 30, 1994, Part II, Item 6(a), Exhibit No. 4.02; and Fourth Amendment to Credit Agreement among Rio Properties, Inc., a Nevada corporation, as Borrower, and Bank of America National Trust and Savings Association, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, Bank of America, Nevada, U.S. Bank of Nevada, Bank of Scotland and Midlantic Bank, N.A., as Lenders; and Second Memorandum of Amendment to Credit Agreement and Amendment to Construction Deed of Trust with Assignment of Rents and Fixture Filing between Borrower and Bank of America National Trust and Savings Association, as agent for Lenders, dated December 16, 1994 are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated December 16, 1994, Item 7(c), Exhibit 10.01; Fifth Amendment to Credit Agreement dated as of March 20, 1995, among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, Bank of America Nevada, U.S. Bank of Nevada, Bank of Scotland and Midlantic Bank, N.A., as Banks.

10.01 First Amendment to Agreement dated October 25, 1993 by and among Rio Hotel & Casino, Inc., and Marnell Corrao, Inc., Marnell Corrao Associates, Inc., MarCor Partnership, Anthony A. Marnell II, Barrett Family Revocable Living Trust dated December 18, 1981, James A. Barrett, Jr. and Maureen M. Barrett
          incorporated  herein  by  reference  from   the Company's (SEC File
          No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c), Exhibit 10.01; and Agreement by and among MarCor Resorts Inc., Marnell Corrao, Inc., Marnell Corrao Associates, Inc., MarCor Partnership, The Anthony A. Marnell II Revocable Living Trust dated June 16, 1982, Anthony A. Marnell II, Sandra J. Marnell, Barrett Family Revocable Living Trust dated December 18, 1981, James A. Barrett, Jr. and Maureen M. Barrett dated February 22, 1989.

10.02 Agreement of Purchase and Sale by and among MarCor Resorts, Inc., MarCor Resort Properties, Inc., MarCor Development Company,
          Inc., MarCor Resorts, L.P.V and Focus 2000, Inc., entered into December 30, 1991; Agreement to Assume and Hold Harmless Note entered into by and among MarCor Development Company, Inc. and Focus 2000, Inc. on December 30, 1991; are incorporated herein by reference from the Company's (SEC File No. 2-88147) Report on Form 8-K dated December 30, 1991, Item 7(c), Exhibit 2.01.

10.03 Completion Guaranty dated November 20, 1992, by and among Rio Properties, Inc. and Marnell Corrao, Inc., Marnell Corrao Associates, Inc., MarCor Partnership, Focus 2000, Inc., The Anthony A. Marnell II Revocable Living Trust dated June 16, 1982, Anthony A. Marnell II, Barrett Family Revocable Living Trust dated December 18, 1981, and James A. Barrett, Jr. and Maureen M. Barrett, husband and wife, collectively as Guarantors is incorporated herein by reference from the Company's Registration Statement on Form S-2, Pre-Effective Amendment No. 2, filed November 23, 1992, File No. 33-53758, Part II,
          Item 16, Exhibit 10.13.

10.04 Memorandum of Understanding dated as of June 30, 1992, by and among MarCor Resorts, L.P. V, Focus 2000, Inc., and Anthony A.
          Marnell II and James A. Barrett, Jr. is incorporated herein by reference from the Company's Registration Statement on Form S-2, Pre-Effective Amendment No. 2, filed November 23, 1992, File No. 33-53758, Part II, Item 16, Exhibit 10.14.

10.05 Interest Rate and Currency Exchange Agreement dated as of July 28, 1993 between Rio Properties, Inc. and Bank of America National Trust and Savings Association is incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c), Exhibit 10.11.

10.06 Architectural Agreement entered into as of February 25, 1994 between Rio Hotel & Casino, Inc., as Owner, and Anthony A. Marnell II, Chartered, as Architect is incorporated herein by reference from the Company's (SEC File No. 0-13760), Annual Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c), Exhibit 10.12.

10.07 Building Contract entered into as of February 25, 1994 between Marnell Corrao Associates, Inc., as General Contractor, and Rio Properties, Inc., as Owner is incorporated herein by reference from the Company's (SEC File No. 0-13760), Annual Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c), Exhibit 10.13.

10.08 Architectural Agreement entered into as of February 9, 1995 between Rio Hotel & Casino, Inc., as Owner, and Anthony A. Marnell, Chartered, as Architect.

10.09 Building contract entered into as of February 27, 1995 between Marnell Corrao Associates, Inc., as General Contractor, and Rio Properties, Inc., as Owner.

10.10 Real Estate Purchase and Sale Agreement entered into as of January 25, 1995 between Focus 2000, Inc., as Seller, and Rio Properties, Inc., as Buyer.

10.11 Exchange Agreement entered into as of January 6, 1995 between Allied Building Materials, Cinderlane, Inc., and Rio Hotel & Casino, Inc.

10.12 Letter Agreement regarding Rate Cap Transaction dated August 11, 1994 between Bank of America National Trust and Savings Association and Rio Properties, Inc.

21.01          List of the Company's Subsidiaries.

23.01          Consent of Arthur Andersen LLP.

27.01          Financial Data Schedule.