Form 10-Q
period 1995-03-31
RIO HOTEL & CASINO INC
filed 1995-05-15
CIK 734380

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q


(Mark One)
( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:           March 31, 1995

                                  OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from: _____________ to ___________

Commission file number:    0-13760

                       RIO HOTEL & CASINO, INC.
        (Exact name of registrant as specified in its charter)

     NEVADA                                        95-3671082
(State or other                                 (I.R.S. Employer
jurisdiction of                               Identification No.)
incorporation or
organization)

          3700 West Flamingo Road, Las Vegas, Nevada         89103
           (Address of principal executive offices)       (Zip Code)

                            (702) 252-7733
         (Registrant's telephone number, including area code)

                            Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 21,279,346 shares of Common Stock, $0.01 par value as of May 4, 1995


  This document consists of 18 pages with exhibits, 15 pages without exhibits.

                               FORM 10-Q

                           TABLE OF CONTENTS


                                                                 PAGE
                                                                NUMBER

PART I.   FINANCIAL INFORMATION

     Item 1.    Financial Statements                                3
                Consolidated Balance Sheets                         3
                Consolidated Statements of Income                   4
                Consolidated Statements of Cash Flows               6
                Notes to Consolidated Financial Statements          8

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations      11

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                  14

     Item 2.    Changes in Securities                              14

     Item 3.    Defaults Upon Senior Securities                    14

     Item 4.    Submission of Matters to a Vote of
                Security Holders                                   14

     Item 5.    Other Information                                  14

     Item 6.    Exhibits and Reports on Form 8-K                   14

SIGNATURES                                                         15

EXHIBIT INDEX                                                      16

EXHIBITS                                                           17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                               RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,                DECEMBER 31,
                                                                           1995                      1994
                                                                        (Unaudited)
                                              ASSETS
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                            $19,006,880               $76,426,258
   ACCOUNTS RECEIVABLE, NET                                               4,163,629                 3,204,416
   FEDERAL INCOME TAXES RECEIVABLE                                          - - -                     139,329
   INVENTORIES                                                            1,251,943                 1,378,598
   PREPAID EXPENSES AND OTHER ASSETS                                      4,693,415                 4,716,701

      TOTAL CURRENT ASSETS                                               29,115,867                85,865,302

PROPERTY AND EQUIPMENT:
   LAND AND IMPROVEMENTS                                                 26,879,031                24,666,679
   BUILDING AND IMPROVEMENTS                                            169,756,182               137,005,432
   EQUIPMENT, FURNITURE, AND IMPROVEMENTS                                52,670,731                43,108,873
   LESS:  ACCUMULATED DEPRECIATION                                      (36,348,673)              (32,826,276)
                                                                        212,957,271               171,954,708

   CONSTRUCTION IN PROGRESS                                              10,079,851                38,521,773

      NET PROPERTY AND EQUIPMENT                                        223,037,122               210,476,481

OTHER ASSETS:
   OTHER, NET                                                             5,440,462                 4,823,489

                                                                       $257,593,451              $301,165,272
                                                                       ============              ============

                                 LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   CURRENT MATURITIES OF LONG-TERM DEBT                                     $18,359               $15,032,534
   ACCOUNTS PAYABLE                                                       2,551,407                 2,425,645
   ACCRUED EXPENSES                                                       7,685,389                 7,830,706
   FEDERAL INCOME TAXES PAYABLE                                           2,170,938                   - - -
   ACCOUNTS PAYABLE-RELATED PARTY                                         5,636,698                10,026,210
   ACCRUED INTEREST                                                         514,752                   351,864

      TOTAL CURRENT LIABILITIES                                          18,577,543                35,666,959

NON-CURRENT LIABILITIES:
   LONG-TERM DEBT, LESS CURRENT MATURITIES                               80,146,869               110,146,869
   DEFERRED INCOME TAXES                                                  8,040,926                 7,512,277

      TOTAL NON-CURRENT LIABILITIES                                      88,187,795               117,659,146

         TOTAL LIABILITIES                                              106,765,338               153,326,105

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   COMMON STOCK, $0.01 PAR VALUE;
      100,000,000 SHARES AUTHORIZED;
      21,240,846 (1995) AND 21,371,346 (1994) SHARES
      ISSUED AND OUTSTANDING                                                212,409                   213,714
   ADDITIONAL PAID-IN CAPITAL                                           115,693,101               117,214,582
   RETAINED EARNINGS                                                     34,922,603                30,410,871

      TOTAL STOCKHOLDERS' EQUITY                                        150,828,113               147,839,167

                                                                       $257,593,451              $301,165,272
                                                                       ============              ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME

                                                                 THREE MONTHS ENDED
                                                         MARCH 31, 1995      MARCH 31, 1994
                                                          (Unaudited)         (Unaudited)


REVENUES:
   CASINO                                                 $24,565,850         $21,175,293
   ROOM                                                     7,275,008           4,736,272
   FOOD AND BEVERAGE                                       13,831,753          10,272,316
   OTHER                                                    2,529,411           1,100,614
   CASINO PROMOTIONAL ALLOWANCES                           (4,373,869)         (3,235,573)

                                                           43,828,153          34,048,922

EXPENSES:
   CASINO                                                  10,698,519           9,274,398
   ROOM                                                     2,123,146           1,658,587
   FOOD AND BEVERAGE                                       11,104,366           8,267,820
   OTHER                                                    1,508,289             725,337
   SELLING, GENERAL AND ADMINISTRATIVE                      6,386,723           4,853,306
   DEPRECIATION AND AMORTIZATION                            3,619,773           2,648,109

                                                           35,440,816          27,427,557

OPERATING PROFIT                                            8,387,337           6,621,365

OTHER INCOME (EXPENSE):
   INTEREST INCOME                                             56,392              25,409
   INTEREST EXPENSE, NET                                   (1,152,991)           (408,148)

                                                           (1,096,599)           (382,739)

INCOME BEFORE INCOME TAX PROVISION                          7,290,738           6,238,626

INCOME TAX PROVISION                                       (2,779,006)         (2,259,896)

   NET INCOME                                              $4,511,732          $3,978,730
                                                           ==========          ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

                                                                 THREE MONTHS ENDED
                                                         MARCH 31, 1995     MARCH 31, 1994
                                                           (Unaudited)        (Unaudited)

EARNINGS PER COMMON SHARE:
  PRIMARY:
    NET INCOME                                                   $0.21              $0.18
                                                            ==========         ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                 21,612,639         21,743,659
                                                            ==========         ==========



  FULLY DILUTED:
    NET INCOME                                                   $0.21              $0.18
                                                            ==========         ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                 21,696,551         21,744,739
                                                            ==========         ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     THREE MONTHS ENDED
                                                                           MARCH 31, 1995          MARCH 31, 1994
                                                                            (Unaudited)             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                               $4,511,732              $3,978,730
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      COMPENSATION EXPENSE RECOGNIZED FROM
         STOCK OPTION GRANT                                                     32,844                  38,734
      DEPRECIATION AND AMORTIZATION                                          3,619,773               2,648,109
      PROVISION FOR UNCOLLECTIBLE ACCOUNTS                                     148,210                  33,973
      DEFERRED INCOME TAXES                                                    528,649                 348,011
      (INCREASE) DECREASE IN ASSETS:
         ACCOUNTS RECEIVABLE                                                (1,107,423)                416,252
         INVENTORIES                                                           126,655                 (69,661)
         PREPAID EXPENSES AND OTHER CURRENT ASSETS                             162,615                (176,440)
         OTHER, NET                                                           (691,069)               (836,504)
      INCREASE (DECREASE) IN LIABILITIES:
         ACCOUNTS PAYABLE                                                      125,762                  39,780
         ACCRUED FEDERAL INCOME TAX PAYABLE                                  2,192,883                 320,315
         ACCRUED EXPENSES                                                     (145,318)               (241,093)
         ACCRUED INTEREST                                                      162,888                  42,773

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    9,668,201               6,542,979

CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASE OF EQUIPMENT, FURNITURE, AND
      IMPROVEMENTS                                                         (18,283,477)            (13,350,400)
   PURCHASE OF LAND AND IMPROVEMENTS                                        (2,212,352)                - - -

NET CASH (USED IN) INVESTING ACTIVITIES                                    (20,495,829)            (13,350,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET PROCEEDS FROM COMMON STOCK ISSUANCE                                      33,300                 615,650
   PAYMENTS ON NOTES AND LOANS PAYABLE                                     (45,014,175)                 (9,179)
   COSTS PAID IN CONNECTION WITH PRIOR COMMON
      STOCK OFFERING                                                           - - -                  (109,364)
   REPURCHASE OF COMMON STOCK                                               (1,610,875)                - - -

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (46,591,750)                497,107

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                (57,419,378)             (6,310,314)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              76,426,258              55,784,937

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $19,006,880             $49,474,623
                                                                           ===========             ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               RIO HOTEL & CASINO, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                           THREE MONTHS ENDED

                                     MARCH 31,            MARCH 31,
                                       1995                  1994
                                    (Unaudited)          (Unaudited)

Cash payments made for interest
(net of amounts capitalized)          $1,165,183           $   389,542
                                      ==========           ===========
Cash payments made for income                 $0            $1,175,000
taxes                                 ==========            ==========



1995

Purchase of property and equipment financed through payables totaled
$5,613,418.

Additional asset purchases financed through payables totaled $23,280.

Tax benefit arising from the exercise of stock options granted under the Company's Non-Statutory Stock Option Plan totaled $21,945.


1994

Purchase of property and equipment financed through payables totaled
$3,601,387.

Tax benefit arising from the exercise of stock options granted under the Company's Non-Statutory Stock Option Plan totaled $408,966.

               RIO HOTEL & CASINO, INC. and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - The consolidated financial statements include the accounts of Rio Hotel & Casino, Inc. and its wholly owned subsidiaries Rio Properties, Inc. ("Rio Properties," which owns and operates the Rio Suite Hotel & Casino [the "Rio"] in Las Vegas, Nevada); MarCor Development Company, Inc.; MarCor Resort Properties, Inc.; and Rio Properties' wholly owned subsidiary Cinderlane, Inc. (collectively the "Company").

      All significant intercompany balances and transactions have been eliminated in consolidation.

      The consolidated balance sheet as of March 31, 1995 and the related consolidated statements of income and consolidated statements of cash flows for the three month periods ended March 31, 1995 and March 31, 1994 are unaudited but, in the opinion of mangement, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1994.

      The Company's consolidated balance sheet for the year ended
      December 31, 1994 is audited.


NOTE 2  -  LONG-TERM DEBT

      Long-term debt consists of the following:

                                          MARCH 31,      DECEMBER 31,
                                            1995             1994
                                         (Unaudited)

       Bank loan ("Rio Bank Loan"),
       originally a $65 million
       revolving credit facility,
       which was amended to be a
       $125 million revolving credit
       facility with interest equal to
       the Eurodollar Rate or the Base
       Rate, plus a margin.  The loan
       matures on June 30, 2001 and is
       collateralized by a first deed
       of trust on the Rio's real
       property, equipment and
       improvements.                      $80,000,000     $125,000,000

       Special Improvement District
       assessment bond, payable over
       10 years in twenty
       substantially equal semi-annual
       installments of principal, plus
       6.1% interest.  The first
       installment was due on
       May 1, 1994.                           165,228          165,228

       Other short-term financing of
       certain insurance premiums               - - -           14,175
                                           80,165,228      125,179,403
          Less current maturities             (18,359)     (15,032,534)


                                          $80,146,869     $110,146,869
                                          ===========     ============

               RIO HOTEL & CASINO, INC. and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - LONG-TERM DEBT (continued)

      The prime interest rates quoted by the Company's primary lenders at March 31, 1995 and December 31, 1994 were 9.00% and 8.50%, respectively.

      At March 31, 1995, the three month Eurodollar Rate was 6.25%. The margin on the Company's Eurodollar Rate borrowings at March 31, 1995 was 1.50%.

      The revolving credit feature of the Rio Bank Loan allows the Company to pay down and reborrow principal under the line of credit as the Company deems appropriate. The Company utilized this ability by reborrowing $69 million on December 30, 1994 and repaying $69 million on January 3, 1995. The Company also reborrowed $10 million on March 31, 1995 and repaid $10 million on April 3, 1995 under the terms of the Rio Bank Loan. After consideration of these borrowings, the Company had $45 million available under the Rio Bank Loan at March 31, 1995, while the Company's borrowing capacity under the Rio Bank Loan was fully utilized at December 31, 1994.


NOTE 3 - INCOME TAXES

      The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The provisions for income taxes for the three months ended March 31, 1995 and 1994 were $2,779,006 and $2,259,896 respectively, which represent effective rates of 38.1% and 36.2%, respectively. A reconciliation between the statutory rates and the effective rates is as follows:

                                               1995      1994

        Statutory Rate                         35.0%     35.0%
        Depreciation on the premium
          allocated in the exchange for
          limited partnership units             0.4%      0.5%
        Disallowance for tax purposes of
          certain meals, travel and
          entertainment expenses                1.7%      1.1%
        Other                                   1.0%     (0.4%)

                Effective Rate                 38.1%     36.2%
                                              ======    ======

               RIO HOTEL & CASINO, INC. and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INCOME TAXES (continued)

          The Company's deferred tax assets (liabilities) at March 31, 1995 consisted of the following:

                                       CURRENT      NON-CURRENT

          Depreciation and
           amortization                             ($8,142,009)
          Deferred employee
           benefit                      $391,927
          Bad debt expense               217,960
          Other deferred tax
           assets, net                    34,231        101,083

                                        $644,118    ($8,040,926)
                                    ============    ============

      The current portion of the Company's net deferred tax assets is included on the Consolidated Balance Sheets under the heading "Prepaid Expenses and Other Assets".

      The Company has determined that it is probable that the full amount of the tax benefit from the deferred tax assets will be realized and, therefore, has not recorded a valuation allowance to reduce the carrying value of the deferred tax assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHAGNES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 AND 1994

 OPERATING PROFIT

 Operating profit for the Company increased to $8.4 million in the first quarter of 1995 from $6.6 million in the first quarter of 1994, an increase of $1.8 million or 27%. Management believes that the improvement in operating results was due to increased business levels during the first quarter of 1995 as a result of having an additional 365 hotel suites placed into service in February 1995, 184 new hotel suites placed into service in March 1995, and the addition of over 250 slot machines, 15 table games, and additional restaurant capacity compared to the first quarter of 1994. Management believes that operating efficiencies also improved from the first quarter of 1994 to the first quarter of 1995 in the hotel department.

 REVENUES

 Net revenues for the Company increased to $43.8 million in the first quarter of 1995 from $34.0 million in the first quarter of 1994, an increase of $9.8 million or 29%. Casino revenues increased to $24.6 million in the first quarter of 1995 from $21.2 million in the first quarter of 1994, an increase of $3.4 million or 16%. The increase in casino revenues was due primarily to increases in both slot machine revenues and table game revenues. Slot machine revenues increased $1.9 million or 14% to $14.9 million in the first quarter of 1995 from $13.0 million in the first quarter of 1994. The increase in slot machine revenues resulted primarily from the addition of over 250 slot machines in November 1994. Table game revenues increased $1.4 million or 22% to $7.9 million in the first quarter of 1995 from $6.5 million in the first quarter of 1994. The increase in table game revenues resulted primarily from the addition of 9 table games in the second half of 1994 and the addition of 6 table games in January 1995.

 Room revenues increased by $2.5 million or 54% to $7.3 million in the first quarter of 1995 from $4.8 million in the first quarter of 1994. The increase in room revenue resulted primarily from the addition of 365 new hotel suites placed into service in February 1995 and 184 new hotel suites placed into service in March 1995, as well as an increase in the average room rate of more than $10.00 per room night during the first quarter of 1995 compared to the first quarter of 1994. The additional 549 suites placed into service in February and March 1995 increased the Rio's total to 1,410 suites compared to 861 suites for the entire first quarter of 1994. Demand for the Rio's suites remained high during the first quarter of 1995 with a 96% occupancy, which was identical to the 96% occupancy attained during the first quarter of 1994. The average number of suites available during the first quarter of 1995 was 1,142 compared to 861 during the first quarter of 1994.

 Food and beverage revenues increased to $13.8 million in the first quarter of 1995 from $10.3 million in the first quarter of 1994, an increase of $3.5 million or 35%. The successful opening in February 1994 of the Copacabana Showroom, a 430-seat video, entertainment and restaurant complex, the successful opening in April 1994 of Fiore, a 186-seat world class restaurant and the successful completion in November 1994 of a 50% expansion of the Carnival World Buffet to 980 seats, as well as an increase in the average food check, contributed to the increase in food and beverage revenues.

 OPERATING MARGINS

 The Company's operating margins were relatively consistent during the first quarter of 1995 compared to the first quarter of 1994. Operating profit as a percentage of net revenues was 19% in both the first quarter of 1995 and 1994. Casino operating profit was 56% during both the first quarter of 1995 and 1994. Food and beverage operating profit was 20% during both the first quarter of 1995 and 1994. Hotel operating profit was 71% during the first quarter of 1995 compared to 65% during the first quarter of 1994. Management believes that this improvement is due to efficiencies resulting from increased customer volume, effective cost controls and a higher average room rate during the first quarter of 1995 compared to the first quarter of 1994.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (continued)

THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (continued)

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization increased by $1.0 million or 37% to $3.6 million in the first quarter of 1995 compared to $2.6 million in the first quarter of 1994. This increase is attributable to depreciation expense from various completed expansion projects such as the Company's $25 million expansion project (the "Eastside Expansion") which included the opening in February 1994 of the Copacabana Showroom, the opening in April 1994 of Fiore, and the completion in April 1994 of a 36,000 square foot expansion of the Rio's beach pool area with a second swimming pool and additional recreation areas; and the Company's $75 million expansion project (the "Phase III Expansion") which included the opening in August 1994 of a 527-space, three-level parking garage, the opening in November 1994 of approximately 10,000 square feet of casino area that accommodated approximately 300 additional slot machines, the completion in November 1994 of a 50% expansion of the Carnival World Buffet to 980 seats, the placing into service of 365 new hotel suites in February 1995 and 184 new hotel suites in March 1995, as well as a variety of back-of-the-house enhancements.

 OTHER EXPENSES

 Other expenses of the Company increased primarily because of higher interest expense from increased borrowing levels during the period along with higher prevailing interest rates. Borrowing levels increased due to funding costs of the Eastside Expansion and the Phase III Expansion. Interest expense in the first quarter of 1995 was reduced by $320,705 because of interest capitalized on amounts expended on the Phase III Expansion project. Interest expense in the first quarter of 1994 was reduced by $72,308 because of interest capitalized on amounts expended on the Eastside Expansion project.

 NET INCOME

 Net income for the first quarter of 1995 was $4.5 million or $0.21 per share (fully diluted) compared to $4.0 million or $0.18 per share (fully diluted) for the first quarter of 1994 as a result of the factors discussed above.

MATERIAL CHANGES IN FINANCIAL CONDITION

 LIQUIDITY AND CAPITAL RESOURCES

 At March 31, 1995, the Company had working capital of $10.5 million compared with $50.2 million at December 31, 1994. Cash and cash equivalents were $19.0 million at March 31, 1995 compared with $76.4 million at December 31, 1994. At March 31, 1995, the Company had $45.0 million available under its bank facility while the bank facility was fully utilized at December 31, 1994. The decrease in both working capital and cash is primarily due to the use of cash and cash equivalents during the quarter to repay principal under the bank facility and the decision of the Company not to draw down the full amount of the available Rio Bank Loan at the end of the quarter, as well as the use of cash and cash equivalents to make capital expenditures for the Company's $75 million Phase III Expansion.

 During the first three months of 1995, cash provided by operating activities was $9.7 million. Investing activities used $20.5 million of the Company's cash during the first three months of 1995. Approximately $16.2 million of such expenditures were related to the Company's Phase III Expansion. On March 22, 1995, the Company acquired an approximately 5 acre site adjacent to the Rio site, on which a former commercial warehouse is located, at a purchase price of $3.2 million. The balance was expended on other capital projects.

 During the fourth quarter of 1994, the Board of Directors authorized the Company to make discretionary repurchases of up to 2 million shares of its Common Stock from time to time in the open market or otherwise. During the first quarter of 1995, the Company repurchased 138,500 shares of its Common Stock at a total cost of $1.6 million. These shares of Common Stock were retired.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

 In April 1995, the Company commenced construction of an approximately $20 million expansion (the "Phase IV Expansion"). The project will add 144 suites to the existing 1,410 suites, add approximately 5,400 square feet of meeting room space, double the size of the existing Buzios seafood restaurant to approximately 180 seats, add a new health club and salon facility and include a variety of back-of-the-house improvements. Completion of the Phase IV Expansion is expected to occur in stages through the end of 1995 and will bring the Rio's total number of hotel suites to 1,554 suites.

 The Company is subject to annual capital expenditure limits of $7.5 million under the Rio Bank Loan. However, the Company received a written waiver to allow the Company to construct the Phase III Expansion and the Phase IV Expansion. Because of the annual restrictions on capital expenditures by the Company contained in the Rio Bank Loan, any other significant new capital improvements to the Rio will also require the consent of the lenders.

 As of April 1, 1995 the Company's capital commitments include approximately $13.0 million for the remainder of the Phase III Expansion and $20.0 million for the Phase IV Expansion. Based upon cash on hand, cash available through borrowings under the Rio Bank Loan and cash from operations, the Company believes that it has adequate cash available to fund the remaining cost of the Phase III Expansion and the Phase IV Expansion.

 On May 2, 1995, the Company announced a three-phased strategic plan to grow the Company over the next several years. The plan consists of a 1,000 suite expansion with additional amenities on the existing Rio site, acquisition of land adjacent to the Rio site for the master-planning of another hotel-casino property and the purchase of 60 acres southeast of Las Vegas for possible future hotel-casino development.

 The 1,000 suite addition, which will include approximately 120,000 square feet of public area, will bring the property to 2,554 suites. The approximately $175 million project is planned to include approximately 500 slot machines, 27 table games, 60,000 square feet of retail and entertainment space, expanded pool and beach area, parking garages and additional restaurants. The public area will include a variety of owned and leased retail and restaurant outlets. The project is expected to begin in August 1995, subject to governmental approvals and finalization of financing, with completion by the first quarter of 1997. The Company's existing sources of cash will not be adequate to fund this expansion project. The Company has commenced discussions with its existing lenders in order to obtain a capital expenditure limitation waiver as well as an increase in the amount available to be borrowed. Should the Company be unable to obtain the waiver and an increase in the borrowing capacity, alternative arrangements would be required in order for the Company to proceed with this project.

 The Company has entered into commitments to acquire approximately 14 acres of land adjacent to the Rio site for approximately $13 million which the Company will fund through cash on hand, cash available through borrowings under the Rio Bank Loan and cash from operations. The entire Rio site is now being master-planned for another hotel-casino, the size and timing of which has not yet been determined.

 As the third step in its strategic plan to provide further growth for the Company beyond the Rio site, the Board of Directors authorized the acquisition of 60 acres of land southeast of Las Vegas. The cost of the 60 acres is approximately $5.5 million which the company will fund through cash on hand, cash available through borrowings under the Rio Bank Loan and cash from operations. The property, already zoned for a hotel-casino, is situated where the Boulder Highway commences its entrance into the Las Vegas valley from Phoenix and Laughlin along Highway 93-95. The timing of the proposed development has not yet been determined.

                      PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

  NONE

Item 2.  CHANGES IN SECURITIES

  During the first quarter of 1995, certain options granted pursuant to the Company's Non-Statutory Stock Option Plan were exercised, resulting in the issuance of 8,000 shares of the Company's Common Stock. Also during the first quarter of 1995, the Company repurchased 138,500 shares of its Common Stock.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

  NONE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  NONE

Item 5.  OTHER INFORMATION

  On March 29, 1995, the Company announced that it has retained
  Montgomery Securities as its financial advisor to assist in evaluating various strategic alternatives for the Company.

  On April 27, 1995, Peter Thomas was appointed to the Company's
  Board of Directors. Director Dean Petersen will retire from the Board after the annual meeting of stockholders on May 16, 1995.

  On May 2, 1995, the Company announced that it had terminated negotiations for a possible casino development in the Summerlin area of Las Vegas.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION

    11.01               Computation of Earnings Per Common Share
    27.01               Financial Data Schedule


  (b)  REPORT ON FORM 8-K

        NONE

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Rio Hotel & Casino, Inc.
                                                (Registrant)



        May 11, 1995                      By /s/ Harlan D. Braaten
           (Date)                            HARLAN D. BRAATEN
                                             Treasurer and Chief
                                             Financial Officer
                                             (Duly Authorized Officer
                                             and Principal Financial
                                             Officer)

                             EXHIBIT INDEX


                                                           Sequential
Exhibit                    Description                        Page
                                                             Number

11.01           Computation of Earnings per
                 Common Share                                  17
27.01           Financial Data Schedule                        18