Form 10-Q
period 1995-06-30
RIO HOTEL & CASINO INC
filed 1995-08-14
CIK 734380

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:       June 30, 1995

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

 21,373,346 shares of Common Stock, $0.01 par value as of August 1, 1995


This document consists of   25   pages with exhibits, 19   pages
without exhibits.

                            FORM 10-Q

                        TABLE OF CONTENTS


                                                                 PAGE
                                                                NUMBER

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                  3
             Consolidated Balance Sheets                           3
             Consolidated Statements of Income                     4
             Consolidated Statements of Cash Flows                 5
             Notes to Consolidated Financial Statements            7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations         9

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                    18

     Item 2. Changes in Securities                                18

     Item 3. Defaults Upon Senior Securities                      18

     Item 4. Submission of Matters to a Vote of Security
             Holders                                              18

     Item 5. Other Information                                    18

     Item 6. Exhibits and Reports on Form 8-K                     18

SIGNATURES                                                        19

EXHIBIT INDEX                                                     20

EXHIBITS                                                          21

   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

                                     RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,           DECEMBER 31,
                                                                1995                 1994
                                                             (Unaudited)


   ASSETS
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                 $20,669,015          $76,426,258
   ACCOUNTS RECEIVABLE, NET                                    3,716,239            3,204,416
   FEDERAL INCOME TAXES RECEIVABLE                                     -              139,329
   INVENTORIES                                                 1,519,597            1,378,598
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                   4,827,767            4,716,701
                                                            ------------         ------------

   TOTAL CURRENT ASSETS                                       30,732,618           85,865,302
                                                            ------------         ------------

PROPERTY AND EQUIPMENT:
   LAND AND IMPROVEMENTS                                      33,237,430           24,666,679
   BUILDING AND IMPROVEMENTS                                 176,165,730          137,005,432
   EQUIPMENT, FURNITURE, AND IMPROVEMENTS                     59,750,145           43,108,873
   LESS:  ACCUMULATED DEPRECIATION                           (39,759,072)         (32,826,276)
                                                            ------------         ------------
                                                             229,394,233          171,954,708

   CONSTRUCTION IN PROGRESS                                    8,566,920           38,521,773
                                                            ------------         ------------

       NET PROPERTY AND EQUIPMENT                            237,961,153          210,476,481
                                                            ------------         ------------
OTHER ASSETS:
   OTHER, NET                                                  4,996,280            4,823,489
                                                            ------------         ------------

                                                            $273,690,051         $301,165,272
                                                            ============         ============

   LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   CURRENT MATURITIES OF LONG-TERM DEBT                          $25,252          $15,032,534
   ACCOUNTS PAYABLE                                            3,071,515            2,425,645
   ACCRUED EXPENSES                                            9,434,519            7,830,706
   FEDERAL INCOME TAXES PAYABLE                                  403,327                - - -
   ACCOUNTS PAYABLE-RELATED PARTY                              4,578,228           10,026,210
   ACCRUED INTEREST                                              524,509              351,864
                                                            ------------         ------------

       TOTAL CURRENT LIABILITIES                              18,037,350           35,666,959
                                                            ------------         ------------

NON-CURRENT LIABILITIES:
   LONG-TERM DEBT, LESS CURRENT MATURITIES                    90,189,391          110,146,869
   DEFERRED INCOME TAXES                                       8,832,073            7,512,277
                                                            ------------         ------------

       TOTAL NON-CURRENT LIABILITIES                          99,021,464          117,659,146
                                                            ------------         ------------

       TOTAL LIABILITIES                                     117,058,814          153,326,105
                                                            ------------         ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   COMMON STOCK, $0.01 PAR VALUE;
   100,000,000 SHARES AUTHORIZED;
   21,341,546 (1995) AND 21,371,346 (1994) SHARES
   ISSUED AND OUTSTANDING                                        213,416              213,714
   ADDITIONAL PAID-IN CAPITAL                                116,580,953          117,214,582
   RETAINED EARNINGS                                          39,836,868           30,410,871
                                                            ------------         ------------

       TOTAL STOCKHOLDERS' EQUITY                            156,631,237          147,839,167
                                                            ------------         ------------

                                                            $273,690,051         $301,165,272
                                                            ============         ============


   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME



                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                         JUNE 30, 1995   JUNE 30, 1994   JUNE 30, 1995   JUNE 30, 1994
                                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

REVENUES:
   CASINO                                 $25,401,679     $21,012,823     $49,967,529     $42,188,116
   ROOM                                     8,885,626       4,612,942      16,160,634       9,349,214
   FOOD AND BEVERAGE                       15,217,504      12,184,254      29,049,257      22,456,570
   OTHER                                    3,061,339       1,868,123       5,590,750       2,968,737
   CASINO PROMOTIONAL ALLOWANCES           (4,609,846)     (3,509,920)     (8,983,715)     (6,745,493)
                                          ------------    ------------    ------------    ------------

                                           47,956,302      36,168,222      91,784,455      70,217,144
                                          ------------    ------------    ------------    ------------

EXPENSES:
   CASINO                                  11,235,189       8,988,372      21,933,708      18,262,770
   ROOM                                     2,693,388       1,704,159       4,816,534       3,362,746
   FOOD AND BEVERAGE                       12,702,579       9,968,976      23,806,945      18,236,796
   OTHER                                    1,679,346       1,174,294       3,187,635       1,899,631
   SELLING, GENERAL AND ADMINISTRATIVE      6,807,545       4,812,821      13,194,268       9,666,127
   DEPRECIATION AND AMORTIZATION            3,487,643       2,595,705       7,107,416       5,243,814
                                          ------------    ------------    ------------    -----------

                                           38,605,690      29,244,327      74,046,506      56,671,884
                                          ------------    ------------    ------------    ------------

OPERATING PROFIT                            9,350,612       6,923,895      17,737,949      13,545,260
                                          ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
   INTEREST INCOME                             47,203          17,893         103,595          43,302
   INTEREST EXPENSE, NET                   (1,629,741)       (438,002)     (2,782,732)       (846,150)
   OTHER INCOME, NET                                -         966,510               -         966,510
                                          ------------    ------------    ------------    ------------

                                           (1,582,538)        546,401      (2,679,137)        163,662
                                          ------------    ------------    ------------    ------------


INCOME BEFORE INCOME TAX PROVISION          7,768,074       7,470,296      15,058,812      13,708,922

INCOME TAX PROVISION                       (2,853,809)     (2,689,736)     (5,632,815)     (4,949,632)
                                          ------------    ------------    ------------    ------------

   NET INCOME                              $4,914,265      $4,780,560      $9,425,997      $8,759,290
                                          ============    ============    ============    ============


EARNINGS PER COMMON SHARE:
   PRIMARY:
   NET INCOME                                   $0.23           $0.22           $0.44           $0.40
                                          ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING               21,689,827      21,750,752      21,644,821      21,747,284
                                          ============    ============    ============    ============




   FULLY DILUTED:
   NET INCOME                                   $0.23           $0.22           $0.44           $0.40
                                          ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING               21,690,027      21,750,851      21,663,449      21,747,807
                                          ============    ============    ============    ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     SIX MONTHS ENDED
                                                           JUNE 30, 1995        JUNE 30, 1994
                                                            (Unaudited)          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                $9,425,997           $8,759,290
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      COMPENSATION EXPENSE RECOGNIZED FROM
         STOCK OPTION GRANT                                      59,900               73,267
      DEPRECIATION AND AMORTIZATION                           7,107,416            5,243,814
      PROVISION FOR UNCOLLECTIBLE ACCOUNTS                      161,833               28,757
      (INCREASE) DECREASE IN ASSETS:
         ACCOUNTS RECEIVABLE                                   (673,656)            (369,975)
         INVENTORIES                                           (140,999)            (169,086)
         PREPAID EXPENSES AND OTHER CURRENT ASSETS               28,263               32,578
         OTHER, NET                                            (347,411)          (1,698,250)
      INCREASE (DECREASE) IN LIABILITIES:
         ACCOUNTS PAYABLE                                       645,870           (1,579,399)
         ACCRUED FEDERAL INCOME TAX PAYABLE                     761,924              570,313
         ACCRUED EXPENSES                                     1,603,812             (433,011)
         ACCRUED INTEREST                                       172,645               59,012
         DEFERRED INCOME TAXES                                1,319,796              721,308
                                                            ------------         ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    20,125,390           11,238,618
                                                            ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASE OF LAND AND IMPROVEMENTS                         (8,570,751)             - - -
   PURCHASE OF EQUIPMENT, FURNITURE, AND
      IMPROVEMENTS                                          (31,294,698)         (23,857,872)
                                                            ------------         ------------

NET CASH (USED IN) INVESTING ACTIVITIES                     (39,865,449)         (23,857,872)
                                                            ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM BORROWINGS                                     - - -             20,000,000
   NET PROCEEDS FROM COMMON STOCK ISSUANCE                      556,650              901,400
   PAYMENTS ON NOTES AND LOANS PAYABLE                      (34,964,760)              (9,179)
   CHANGE IN RESTRICTED CASH                                    - - -            (20,000,000)
   COSTS PAID IN CONNECTION WITH COMMON STOCK OFFERING            1,801             (119,529)
   REPURCHASE OF COMMON STOCK                                (1,610,875)
                                                            ------------         ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (36,017,184)             772,692
                                                            ------------         ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                 (55,757,243)         (11,846,562)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               76,426,258           55,784,937
                                                            ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $20,669,015          $43,938,375
                                                            ============         ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            RIO HOTEL & CASINO, INC. and SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
                           ACTIVITIES

                                            SIX MONTHS ENDED

                                   JUNE 30, 1995        JUNE 30, 1994
                                    (Unaudited)          (Unaudited)

Cash payments made for interest
(net of amounts capitalized)          $2,679,190            $  793,742
                                      ==========            ==========

Cash payments made for income         $3,500,000            $2,800,000
taxes                                 ==========            ==========



1995

Purchase of property and equipment financed through payables totaled $4,578,228.

Tax benefit arising from the exercise of stock options granted under the Company's Non-Statutory Stock Option Plan totaled
$358,597.

1994

Purchase of property and equipment financed through payables totaled $5,318,639.

Tax benefit arising from the exercise of stock options granted under the Company's Non-Statutory Stock Option Plan totaled
$761,309.





            RIO HOTEL & CASINO, INC. and SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - The consolidated financial statements include the accounts of Rio Hotel & Casino, Inc. and its wholly owned subsidiaries Rio Properties, Inc. ("Rio Properties," which owns and operates the Rio Suite Hotel & Casino [the "Rio"] in Las Vegas, Nevada); Rio Development Company, Inc.
      (formerly MarCor Development Company, Inc.); Rio Resort
      Properties, Inc. (formerly MarCor Resort Properties,
      Inc.); and Rio Properties' wholly owned subsidiary
      Cinderlane, Inc. (collectively the "Company").

      All significant intercompany balances and transactions have been eliminated in consolidation.

      The consolidated balance sheet as of June 30, 1995 and the related consolidated statements of income and consolidated statements of cash flows for the three month and six month periods ended June 30, 1995 and June 30, 1994 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1994.

      The Company's consolidated balance sheet for the year ended December 31, 1994 is audited.


NOTE 2  -  LONG-TERM DEBT

      Long-term debt consists of the following:



                                        JUNE 30, 1995    DECEMBER 31,
                                                             1994
                                         (Unaudited)

       Bank loan ("Rio Bank Loan"),
       originally a $65 million
       revolving credit facility,
       which was amended to be a
       $125 million revolving credit
       facility with interest equal to
       the Eurodollar Rate or the Base
       Rate, plus a margin.  The loan
       matures on June 30, 2001 and is
       collateralized by a first deed
       of trust on the Rio's real
       property, equipment and
       improvements.  In June 1995,
       the agent for the bank
       syndicate committed to increase
       the Rio Bank Loan to
       $175 million (see Part I. Item
       2. "Management's Discussion and
       Analysis of Financial Condition
       and Results of Operations-
       Material Changes in Financial
       Condition-Liquidity and Capital    $90,000,000     $125,000,000
       Resources.")

       Special Improvement District
       assessment bonds, payable over
       10 years in twenty
       substantially equal semi-annual
       installments of principal, plus
       6.1% interest.                         214,643          165,228

       Other short-term financing of
       certain insurance premiums               - - -           14,175
                                          -----------     ------------
                                           90,214,643      125,179,403
            Less current maturities          (25,252)     (15,032,534)
                                          -----------     ------------

                                          $90,189,391     $110,146,869
                                          ===========     ============

      The prime interest rates quoted by the Company's primary lenders at June 30, 1995 and December 31, 1994 were 9.00% and 8.50%, respectively. The margin on the Company's base rate borrowings at June 30, 1995 was 0.25%.

            RIO HOTEL & CASINO, INC. and SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2  -  LONG-TERM DEBT (continued)

      At June 30, 1995, the three month Eurodollar Rate was
      6.0625%. The margin on the Company's Eurodollar Rate borrowings at June 30, 1995 was 1.75%.

      The revolving credit feature of the Rio Bank Loan allows the Company to pay down and reborrow principal under the line of credit as the Company deems appropriate. The Company utilized this ability by reborrowing $69 million on December 30, 1994 and repaying $69 million on January 3, 1995. The Company also reborrowed $10 million on June 30, 1995 and repaid $10 million on July 3, 1995 under the terms of the Rio Bank Loan. After consideration of these borrowings, the Company had $35 million available under the Rio Bank Loan at June 30, 1995, while the Company's borrowing capacity under the Rio Bank Loan was fully utilized at December 31, 1994.


NOTE 3  -  INCOME TAXES

      The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The provisions for income taxes for the six months ended June 30, 1995 and 1994 were $5,632,815 and $4,949,632 respectively, which represent effective rates of 37.4% and 36.1%, respectively. A reconciliation between the statutory rates and the effective rates is as follows:

                                                  1995      1994

          Statutory Rate                         35.0%     35.0%
         Depreciation on the premium
          allocated in the exchange for
          limited partnership units               0.4%      0.4%
         Disallowance for tax purposes of
          certain meals, travel and
          entertainment expenses                  1.7%      1.1%
         Other                                    0.3%    (0.4%)
                                                ------    ------

                    Effective Rate               37.4%     36.1%
                                                ======    ======

      The Company's deferred tax assets (liabilities) at June
      30, 1995 consisted of the following:


                                             CURRENT     NON-CURRENT

          Depreciation and amortization                  ($8,933,156)
          Deferred employee benefit           $391,927
          Bad debt expense                     224,339
          Other deferred tax assets, net        34,231   101,083
                                              --------   ------------

                                              $650,497   ($8,832,073)
                                              ========   ============

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 AND 1994

 OPERATING PROFIT

 Operating profit for the Company increased to $9.3 million in the second quarter of 1995 from $6.9 million in the second quarter of 1994, an increase of $2.4 million or 35%.
 Management believes that the improvement in operating results was due to increased business levels during the second quarter of 1995 as a result of having an additional 365 hotel suites placed into service in February 1995, 184 new hotel suites placed into service in March 1995, and the addition of over 215 slot machines, 21 table games, and additional restaurant capacity compared to the second quarter of 1994. Management believes that operating efficiencies also improved from the second quarter of 1994 to the second quarter of 1995 in the hotel department.

 REVENUES

 Net revenues for the Company increased to $48.0 million in the second quarter of 1995 from $36.2 million in the second quarter of 1994, an increase of $11.8 million or 33%. Casino revenues increased to $25.4 million in the second quarter of 1995 from $21.0 million in the second quarter of 1994, an increase of $4.4 million or 21%. The increase in casino revenues was due primarily to increases in both slot machine revenues and table game revenues. Slot machine revenues increased $2.2 million or 16% to $16.0 million in the second quarter of 1995 from $13.8 million in the second quarter of 1994. The increase in slot machine revenues resulted primarily from the addition of over 215 slot machines in November 1994. Table game revenues increased $2.4 million or 44% to $8.0 million in the second quarter of 1995 from $5.6 million in the second quarter of 1994. The increase in table game revenues resulted primarily from the addition of 9 table games in the second half of 1994, the addition of 6 table games in January 1995, and the addition of 6 table games in April 1995.

 Room revenues increased by $4.3 million or 93% to $8.9 million in the second quarter of 1995 from $4.6 million in the second quarter of 1994. The increase in room revenue resulted primarily from the addition of 365 new hotel suites placed into service in February 1995 and 184 new hotel suites placed into service in March 1995, as well as an increase in the average room rate of more than $10.00 per room night during the second quarter of 1995 compared to the second quarter of 1994. The additional 549 suites placed into service in February and March 1995 increased the Rio's total to 1,410 suites for the entire second quarter of 1995 compared to 861 suites for the entire second quarter of 1994. Demand for the Rio's suites remained high during the second quarter of 1995 with a 95% occupancy rate, compared to the 96% occupancy rate attained during the second quarter of 1994.

 Food and beverage revenues increased to $15.2 million in the second quarter of 1995 from $12.2 million in the second quarter of 1994, an increase of $3.0 million or 25%. The successful opening in June 1994 of Club Rio, a late night dance club; the successful completion in November 1994 of a 50% expansion of the Carnival World Buffet to 980 seats; and increased beverage sales as a result of increased gaming customers all contributed to the increase in food and beverage revenues.

 OPERATING MARGINS

 The Company's operating margins were relatively consistent during the second quarter of 1995 compared to the second quarter of 1994. Operating profit as a percentage of net revenues was 19% in both the second quarter of 1995 and 1994. Casino operating profit was 56% during the second quarter of 1995 compared to 57% during the second quarter of 1994. Food and beverage operating profit was 17% during the second quarter of 1995 compared to 18% during the second quarter of 1994. Hotel operating profit was 70% during the second quarter of 1995 compared to 63% during the second quarter of 1994. Management believes that this improvement is due to efficiencies resulting from increased customer volume, effective cost controls and a higher average room rate during the second quarter of 1995 compared to the second quarter of 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (continued)

THREE MONTHS ENDED JUNE 30, 1995 AND 1994 (continued)

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization increased by $0.9 million or 34% to $3.5 million in the second quarter of 1995 compared to $2.6 million in the second quarter of 1994. This increase is primarily attributable to depreciation expense from the Company's $75 million expansion project (the "Phase III Expansion") which included the opening in August 1994 of a 527-space, three-level parking garage, the opening in November 1994 of approximately 10,000 square feet of casino area that accommodated approximately 300 additional slot machines, the completion in November 1994 of a 50% expansion of the Carnival World Buffet to 980 seats, the placing into service of 365 new hotel suites in February 1995 and 184 new hotel suites in March 1995, as well as a variety of back-of-the-house enhancements.

 OTHER INCOME (EXPENSE)

 Other expenses of the Company increased primarily because of higher interest expense from increased borrowing levels during the period along with higher prevailing interest rates. Borrowing levels increased due to funding costs of the Company's $25 million expansion project (the "Eastside Expansion"), the Phase III Expansion, and the Company's
 $20 million expansion project (the "Phase IV Expansion"). The Eastside Expansion included a 25,000 square foot expansion of the casino to accommodate approximately 500 slot machines and 12 table games (completed December 1993); the Copacabana Showroom, a unique circular 430-seat video entertainment and restaurant complex (opened February 1994); Fiore, a 186-seat world class restaurant (opened April 1994); a 36,000 square foot expansion of the Rio's beach pool area with a second swimming pool and additional recreation areas (completed April
 1994); and a 135,000 square foot, two-level parking garage with parking spaces for approximately 434 vehicles (opened December
 1993). The Phase IV Expansion will add 144 suites to the existing 1,410 suites, add approximately 5,400 square feet of meeting room space, double the size of the existing Buzio's seafood restaurant to approximately 180 seats, add a new health club and salon facility, and include a variety of back-of-the-house improvements. Completion of the Phase IV Expansion is expected to occur in stages through the end of 1995 and will bring the Rio's total number of hotel suites to 1,554 suites. Interest expense in the second quarter of 1995 was reduced by $38,984 because of interest capitalized on amounts expended on the Phase IV Expansion project. Interest expense in the second quarter of 1994 was reduced by $30,588 because of interest capitalized on amounts expended on the Phase III Expansion project. Other income for the second quarter of 1994 was a one-time gain of $966,510 from a profit participation agreement on the sale by an affiliate of certain real estate previously owned by the Company.

 NET INCOME

 Net income for the second quarter of 1995 was $4.9 million or $0.23 per share (fully diluted) compared to $4.8 million or $0.22 per share (fully diluted) for the second quarter of 1994 as a result of the factors discussed above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (continued)

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

 OPERATING PROFIT

 Operating profit for the Company increased to $17.7 million in the first six months of 1995 from $13.5 million in the first six months of 1994, an increase of $4.2 million or 31%. Management believes that the improvement in operating results was due to increased business levels during the first six months of 1995 as a result of having an additional 365 hotel suites placed into service in February 1995, 184 new hotel suites placed into service in March 1995, and the addition of over 215 slot machines, 21 table games, and additional restaraunt capacity compared to the first six months of 1994. Management believes that operating efficiencies also improved from the first six months of 1994 to the first six months of 1995 in the hotel department.

 REVENUES

 Net revenues for the Company increased to $91.8 million in the first six months of 1995 from $70.2 million in the first six months of 1994, an increase of $21.6 million or 31%. Casino revenues increased to $50.0 million in the first six months of 1995 from $42.2 million in the first six months of 1994, an increase of $7.8 million or 18%. The increase in casino revenues was due primarily to increases in both slot machine revenues and table game revenues. Slot machine revenues increased $4.1 million or 15% to $30.9 million in the first six months of 1995 from $26.8 million in the first six months of 1994. The increase in slot machine revenues resulted primarily from the addition of over 215 slot machines in November 1994. Table game revenues increased $3.9 million or 32% to $16.0 million in the first six months of 1995 from $12.1 million in the first six months of 1994. The increase in table game revenues resulted primarily from the addition of 9 table games in the second half of 1994, the addition of 6 table games in January 1995, and the addition of 6 tables games in April
 1995.

 Room revenues increased by $6.8 million or 73% to $16.2 million in the first six months of 1995 from $9.4 million in the first six months of 1994. The increase in room revenue resulted primarily from the addition of 365 new hotel suites placed into service in February 1995 and 184 new hotel suites placed into service in March 1995, as well as an increase in the average room rate of more than $10.00 per room night during the first six months of 1995 compared to the first six months of 1994. The additional 549 suites placed into service in February and March 1995 increased the Rio's total to 1,410 suites compared to 861 suites for the entire first six months of 1994. Demand for the Rio's suites remained high during the first six months of 1995 with a 96% occupancy, which was identical to the 96% occupancy attained during the first six months of 1994. The average number of suites available during the first six months of 1995 was 1,273 compared to 861 during the first six months of 1994.

 Food and beverage revenues increased to $29.1 million in the first six months of 1995 from $22.5 million in the first six months of 1994, an increase of $6.6 million or 29%. The successful opening in February 1994 of the Copacabana Showroom, a 430-seat video, entertainment and restaurant complex; the successful opening in April 1994 of Fiore, a 186-seat world class restaurant; the successful opening in June 1994 of Club Rio, a late-night dance club; the successful completion in November 1994 of a 50% expansion of the Carnival World Buffet to 980 seats; and increased beverage sales as a result of increased gaming customers all contributed to the increase in food and beverage revenues.

 OPERATING MARGINS

 The Company's operating margins were relatively consistent during the first six months of 1995 compared to the first six months of 1994. Operating profit as a percentage of net revenues was 19% in both the first six months of 1995 and 1994. Casino operating profit was 56% during the first six months of 1995 compared to 57% during the first six months of 1994. Food and beverage operating profit was 18% during the first six months of 1995 compared to 19% during the first six months of 1994. Hotel operating profit was 70% during the first six months of 1995 compared to 64% during the first six months of 1994. Management believes that this improvement is due to efficiencies resulting from increased customer volume, effective cost controls and a higher average room rate during the first six months of 1995 compared to the first six months of 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (continued)

SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (continued)

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization increased by $1.9 million or 36% to $7.1 million in the first six months of 1995 compared to $5.2 million in the first six months of 1994. This increase is attributable to depreciation expense from various completed expansion projects such as the Company's Eastside Expansion and the Phase III Expansion.

 OTHER INCOME (EXPENSE)

 Other expenses of the Company increased primarily because of higher interest expense from increased borrowing levels during the period along with higher prevailing interest rates. Borrowing levels increased due to funding costs of the Eastside Expansion, the Phase III Expansion, and the Phase IV Expansion. Interest expense in the first six months of 1995 was reduced by $359,689 because of interest capitalized on amounts expended on the Phase III Expansion project and the Phase IV Expansion project. Interest expense in the first six months of 1994 was reduced by $102,896 because of interest capitalized on amounts expended on the Eastside Expansion project and the Phase III Expansion project. Other income for the first six months of 1994 was a one-time gain of $966,510 from a profit participation agreement on the sale by an affiliate of certain real estate previously owned by the Company.

 NET INCOME

 Net income for the first six months of 1995 was $9.4 million or $0.44 per share (fully diluted) compared to $8.8 million or $0.40 per share (fully diluted) for the first six months of 1994 as a result of the factors discussed above.

MATERIAL CHANGES IN FINANCIAL CONDITION

 LIQUIDITY AND CAPITAL RESOURCES

 At June 30, 1995, the Company had working capital of $12.7 million compared with $50.2 million at December 31, 1994. Cash and cash equivalents were $20.7 million at June 30, 1995 compared with $76.4 million at December 31, 1994. At June 30, 1995, the Company had $35.0 million available under its bank facility while the bank facility was fully utilized at December 31, 1994. The decrease in both working capital and cash is primarily due to the use of cash and cash equivalents during the first six months of 1995 to repay principal under the bank facility and the decision of the Company not to draw down the full amount of the available Rio Bank Loan at the end of the quarter, as well as the use of cash and cash equivalents to make capital expenditures for the Company's $75 million Phase III Expansion and the $20 million Phase IV Expansion.

 During the first six months of 1995, cash provided by operating activities was $20.1 million. Investing activities used $39.9 million of the Company's cash during the first six months of 1995. Approximately $23.3 million of such expenditures was related to the Company's Phase III Expansion and approximately $3.7 million was related to the Company's Phase IV Expansion. During the first quarter of 1995, the Company acquired an approximate 5 acre site adjacent to the Rio site, on which a former commercial warehouse is located, at a purchase price of $3.2 million (net of credit for profit participation from the seller to which the Company was entitled and net of rental proceeds during the term of the escrow). During the second quarter of 1995, the Company acquired approximately 64 acres of land southeast of Las Vegas at a purchase price of $5.7 million (net of credit for profit participation from the seller to which the Company was entitled). The 64-acre site and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

MATERIAL CHANGES IN FINANCIAL CONDITION (continued)

 LIQUIDITY AND CAPITAL RESOURCES (continued)

 additional land acquisitions are part of the Company's recently announced three phase expansion and development plan discussed below. During the first six months of 1995, the Company spent approximately $5.2 million toward the acquisition of certain real property adjacent to the Rio. The balance of cash used in investing activities was expended on other capital projects.

 During the fourth quarter of 1994, the Board of Directors authorized the Company to make discretionary repurchases of up to 2 million shares of its Common Stock from time to time in the open market or otherwise. During the first quarter of 1995, the Company repurchased 138,500 shares of its Common Stock at a total cost of $1.6 million. These shares of Common Stock were retired. No open market repurchases were made during the second quarter of 1995.

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

 As of July 1, 1995 the Company's capital commitments include approximately $5.9 million for the remainder of the Phase III Expansion, $16.3 million for the Phase IV Expansion, and $15.1 million under commitments for the purchase of real estate. Based upon cash on hand, cash available through borrowings under the Rio Bank Loan and cash from operations, the Company believes that it has adequate cash available to fund the remaining cost of the Phase III Expansion, the Phase IV Expansion, and the real estate purchase commitments.

 The Rio Bank Loan was originally entered into on July 15, 1993 in the amount of $65 million with a syndicate of banks consisting of Bank of America National Trust Savings and Association, Bank of America Nevada, Societe Generale, NBD Bank, N.A., First Security Bank of Idaho, N.A., First Interstate Bank of Nevada, N.A. and U. S. Bank of Nevada. As a result of certain amendments, in December 1994, the Rio Bank Loan was increased to $125 million. In June 1995, the agent for the bank syndicate committed to increase the Rio Bank Loan to $175 million, for which final documentation is expected to be executed and delivered by late August 1995. As amended, the Rio Bank Loan is a secured reducing revolving credit facility to be used (a) to refinance the existing Rio Bank Loan, (b) to finance the Phase V Expansion (discussed below), (c) to finance acquisition of land adjacent to the Rio for up to $30 million, and (d) for general corporate purposes.

 As amended, the Rio Bank Loan will mature on June 30, 2001 and will bear interest based upon a "LIBOR Spread" of from 1% to 3%, or a "Base Rate Spread" of from 0% to 2.0% based upon a schedule determined with reference to Rio Properties' "Funded Debt to EBIDTA Ratio". The "LIBOR Spread" is the amount in excess of the applicable London interbank offer rate ("LIBOR"). The "Base Rate Spread" is the amount in excess of the applicable base rate, which is the rate per annum equal to the higher of the reference rate as it is publicly announced from time to time by Bank of America in San Francisco or 0.50% per annum above the latest Federal Funds rate. As amended, the Rio Bank Loan will also provide for an unused facility fee ranging from 31.25 basis points to 50.0 basis points depending upon the same Funded Debt to EBIDTA ratio schedule utilized for the interest rate. As amended, the Rio Bank Loan requires monthly payments of interest and will require scheduled reductions of the maximum amount available under the Rio Bank Loan commencing with a $10 million reduction at December
 31, 1997, $30 million reductions at December 31, 1998 and December 31, 1999, a $40 million reduction at December 31, 2000, a $32.5 million reduction at March 31, 2001 and maturity at June 30, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

MATERIAL CHANGES IN FINANCIAL CONDITION (continued)

 LIQUIDITY AND CAPITAL RESOURCES (continued)

 To reduce the risks from interest rate fluctuations, the Company has previously entered into interest rate swap agreements in the amount of $20 million from September 30, 1994 through December 29, 1995 and $15 million from December 29, 1995 through June 28, 1996. In August 1994, the Company purchased a $40 million interest rate cap, effective September 30, 1994, for a three-year term, which provides for quarterly payments to the Company in the event that three-month LIBOR exceeds 7% on any quarterly reset date. The Company is exposed to credit risks in the event of non-performance by the counterparties. However, the Company does not anticipate non-performance by the counterparties.

 As amended, the Rio Bank Loan continues to be secured by a first deed of trust on the Rio Hotel & Casino, a security interest in substantially all of Rio Properties other real and personal property, and a guaranty by Rio Hotel & Casino, Inc., including a pledge of the Company's stock in Rio Properties. As amended, the Rio Bank Loan will provide that Rio Hotel & Casino, Inc. will be permitted to accumulate and hold up to $5 million in assets which are not to be pledged for the benefit of the Rio Bank Loan Lenders.

 As amended, the Rio Bank Loan will contain certain customary financial covenants to which the Company is subject. Those covenants include a requirement that Rio Properties maintain a maximum ratio of Total Debt to EBIDTA ranging from 3.0 to 1 at December 31, 1995, increasing to 4.25 to 1 for the six month period ending March 31, 1997 and decreasing to 3.0 to 1 at December 31, 1997 and thereafter. Rio Properties must meet a maximum ratio of Senior Debt to EBIDTA from 1.75 to 1 through December 31, 1995 up to 3.0 to 1 for the six months ended March 31, 1997 and reducing to 1.75 to 1 at December 31, 1997 and thereafter. Rio Properties must maintain a maximum Interest Coverage Ratio of 2.0 to 1 through the fiscal quarter ending December 31, 1996, reducing to 1.5 to 1 for the fiscal quarter ending September 30, 1997, increasing to 2.0 to 1 for the fiscal quarter ending March 31, 1998, increasing to 2.5 to 1 for the fiscal quarter ending September 30, 1998 and increasing to 3.0 to 1 for the fiscal quarter ending December 31, 1998 and thereafter. Minimum Consolidated Tangible Net Worth requirements of $125 million, plus 75% of accumulated net income after December 31, 1994 (not reduced by any consolidated net losses) plus 100% of the net proceeds of any equity offering by Rio Properties or the Company must be maintained.
 A maximum annual capital expenditure permitted under the Rio Bank Loan, as amended, will be $7.5 million annually, plus the amount available of unused capital expenditures from the prior fiscal year, but not to exceed $12.5 million annually in any event. A specific carve-out of $200 million for the Phase V Expansion and $30 million for the identified adjacent Rio land acquisitions is incorporated in the amended Rio Bank Loan. As amended, the Rio Bank Loan also provides for a basket of $5 million for the repurchase of equity shares of the Company through open market purchases over the life of the Rio Bank Loan.

 As amended, the Rio Bank Loan continues to provide for an event of default if Anthony A. Marnell II beneficially owns less than 10% of the voting stock of the Company, any person holds or controls a greater amount of the voting stock of the Company, any person holds or controls a greater amount of voting stock than the amount held or controlled by Anthony A. Marnell II, or if either Anthony A. Marnell II or James A. Barrett, Jr. cease to perform their functions as Chief Executive Officer and President, respectively, for a period of 30 consecutive days. The commitment letter from the agent for the bank syndicate consented to the issuance of the 10-5/8% Senior Subordinated Notes Due 2005 issued by the Company on July 18, 1995 (the "Subordinated Notes") as described in more detail below.

 On July 18, 1995, the Company entered into an agreement with Salomon Brothers Inc. and Montgomery Securities (the "Initial Purchasers") for the sale by the Company of $100 million in principal amount of the Company's 10-5/8% Senior Subordinated Notes Due 2005 (the "Subordinated Notes"). The Subordinated Notes were purchased by the Initial Purchasers for resale to qualified institutional investors. The net proceeds from the sale of the Subordinated Notes (estimated to be approximately $96.8 million after the deduction of a 2.75% discount to the Initial Purchasers and estimated offering expenses of $450,000), borrowings under the Rio Bank Loan, cash on hand and cash from operations will be used to finance the Company's approximately $185 million Phase V Expansion. Pending such use, the net proceeds will be used to reduce amounts outstanding under the Rio Bank Loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

MATERIAL CHANGES IN FINANCIAL CONDITION (continued)

 LIQUIDITY AND CAPITAL RESOURCES (continued)

 The Subordinated Notes were issued under an indenture (the "Indenture") dated July 21, 1995 among the Company, Rio Properties, Inc. and IBJ Schroder Bank & Trust Company, as trustee. The following summary of certain provisions of the Indenture does not purport to be complete and is subject to the provisions of the Indenture and the Subordinated Notes. Capitalized terms not otherwise defined have the same meanings assigned to them in the Indenture.

 The Subordinated Notes mature on July 15, 2005. Interest payment dates under the Subordinated Notes are January 15 and July 15, commencing January 15, 1996. The Subordinated Notes are unconditionally guaranteed (the "Rio Guarantee") on a senior subordinated basis by Rio Properties, Inc. (the "Guarantor"), the Company's principal operating subsidiary. The Subordinated Notes are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company's subsidiaries. The Rio Guarantee is subordinated in right of payment to all existing and future Senior Indebtedness of Guarantor and is structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Guarantor's subsidiaries.

 The Subordinated Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after July 15, 2000, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, through the redemption date. The Subordinated Notes will be redeemed from any holder or beneficial owner of the Subordinated Notes which is required to be found suitable and is not found suitable by the Nevada Gaming Commission.

 Upon a Change of Control of the Company (as defined in the Indenture), each holder of Subordinated Notes will have the right to require the Company to repurchase all or part of such holder's Subordinated Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Company's obligation to repurchase the Subordinated Notes is guaranteed on a senior subordinated basis by the Guarantor. The Indenture contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make investments, repurchase subordinated obligations or capital stock, create certain liens (except, among others, liens securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets of the Company or its subsidiaries, issue or sell subsidiary stock, create or permit to exist restrictions on distributions from subsidiaries, or enter into certain mergers and consolidations.

 Pursuant to a registration agreement between the Company and Initial Purchasers, the Company will commence an exchange offer pursuant to an effective registration statement or cause the Subordinated Notes to be registered under the Securities Act of 1933 (the "Securities Act") pursuant to a resale shelf registration statement. If an exchange offer registration statement is not (i) filed within 45 days after the date of original issuance of the Subordinated Notes or (ii) declared effective within 120 days after the date of original issuance of the Subordinated Notes, special interest will accrue and be payable semiannually until such time as an exchange offer registration statement is filed or becomes effective, as the case may be. In addition, if an exchange offer is not consummated or a resale shelf registration statement is not declared effective within 150 days after the date of original issuance of the Subordinated Notes, special interest will accrue and be payable semiannually until such time as an exchange offer is consummated or a resale shelf registration is declared effective, as the case may be. The Subordinated Notes have not been registered under the Securities Act and are subject to certain restrictions on transfer. The Exchange Subordinated Notes registered pursuant to an effective registration statement generally will be freely transferable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

MATERIAL CHANGES IN FINANCIAL CONDITION (continued)

 LIQUIDITY AND CAPITAL RESOURCES (continued)

 On May 2, 1995, the Company announced a three-phase expansion and development plan to grow the Company over the next several years. The plan includes the Phase V Expansion (described below) on the existing Rio site, acquisition of approximately 22 acres of land adjacent to the Rio site to be master-planned for another hotel-casino property and the purchase of approximately 64 acres southeast of Las Vegas for possible future hotel-casino development.

 The approximately $185 million Phase V Expansion is planned to include 120,000 square feet of public space containing a casino expansion with 600 slot machines and 27 table games, new retail and entertainment space, and additional restaurants, as well as an expanded pool and beach area and additional parking facilities. The Phase V Expansion will center around a 40-story hotel tower containing approximately 1,000 new suites located immediately southeast of the existing towers. The public area expansion will be based on a Brazilian Carnival Mardi Gras theme and will include a variety of owned and leased retail and restaurant outlets. Construction is scheduled to commence in September 1995, subject to governmental approvals and finalization of financing, with opening expected to occur in the spring of 1997.

 The $185 million Phase V Expansion will be financed with the proceeds from the Subordinated Notes, funds available under the Rio Bank Loan, cash on hand and cash from operations. For the Phase V Expansion, the Company has obtained a capital expenditure limitation wavier under the Rio Bank Loan.

 As described above, the Company has acquired approximately five acres of land adjacent to the Rio and has entered into agreements to acquire an additional approximately 17 acres of land adjacent to the Rio site. The combined cost of the approximately 22 acres is approximately $20.3 million, which the Company will fund through cash on hand, cash available through borrowings under the Rio Bank Loan and cash from operations. The entire Rio site is now being master-planned for the development of another hotel-casino, the size and timing of which has not yet been determined.

 As the third step in its expansion and development plan to provide further growth for the Company, the Company acquired approximately 64 acres (the "Old Vegas Site") of land southeast of Las Vegas. The cost of the Old Vegas Site was approximately $5.7 million (net of a credit for profit participation from the seller to which the Company was entitled) which the Company funded through cash on hand and cash available through borrowings under the Rio Bank Loan. The Old Vegas Site, already zoned for a hotel-casino, is situated where Boulder Highway enters the Las Vegas valley from Phoenix and Laughlin along U. S. Highway 93-95. The timing of the proposed development on the Old Vegas Site has not yet been determined.

                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The Company has been advised that a purported class action lawsuit was filed under the name Hyland, et al v. Griffin Investigations, et al on May 5, 1995 in the United States District Court for the District of New Jersey (Camden Division). The Company, together with 76 other casino operators and others, is named as a defendant in the action. The Company has not been served with a summons and complaint. The action, purportedly brought on behalf of "card counters," alleges that the casino operators exclude "card counters" from play and share information about "card counters." The action is ostensibly based on purported violations of federal antitrust law, the Fair Credit Reporting Act, and various state consumer protection laws. If served, the Company intends to defend the action vigorously.

  The Company has also been advised that a purported class action lawsuit was filed under the name Florida Horsemen's Benevolent and Protective Association v. Hialeah Park, Inc. et al in the United States District Court for the Southern District of Florida. The Company, together with other casino and race track operators, is named as a defendant. The action purportedly claims that the defendants illegally accepted nearly $11.0 million in off-track wagers. If served, the Company intends to defend the action vigorously.

ITEM 2.  CHANGES IN SECURITIES

  As described in more detail in Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Material Changes in Financial Condition - Liquidity and Capital Resources," the Company, through Rio Properties, is in the process of amending the Rio Bank Loan, principally to increase the loan from $125 million to $175 million. The Rio Bank Loan, as amended, restricts dividends payable by Rio Properties to the Company, subject to an exception for cash interest payments under the Subordinated Notes, and contains several covenants described above which impose restrictions on the Company.

  The Indenture for the Subordinated Notes is also described in more detail in Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Material Changes in Financial Condition - Liquidity and Capital Resources." The Indenture contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make investments, repurchase subordinated obligations or capital stock, create certain liens (except, among others, liens securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets of the Company or its subsidiaries, issue or sell subsidiary stock, create or permit to exist restrictions on distributions from subsidiaries, or enter into certain mergers and consolidations. The foregoing is a brief summary and is subject in all respects to the provisions of the Indenture filed as Exhibit 4.3 to the Company's Report on Form 8-K dated July 18, 1995.

  During the second quarter of 1995, certain options granted pursuant to the Company's Non-Statutory Stock Option Plan were exercised, resulting in the issuance of 100,700 shares of the Company's Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Company's Annual Meeting of Stockholders (the "Meeting") was held on May 16, 1995.

(b) At the Meeting, in addition to the re-election of Anthony A. Marnell II, James A. Barrett, Jr., John A. Stuart and Thomas Y. Hartley and the election of Peter M. Thomas to the Board of Directors, the stockholders voted to approve the 1995 Long-Term Incentive Plan (the "1995 Plan") and amend the 1991 Directors' Stock Option Plan (the "Director Plan"). The 1995 Plan was approved by the stockholders by a vote of 10,557,711 shares in favor, 1,928,386 shares opposed and 3,887,500 shares abstained and the Director Plan was amended by the stockholders by a vote of 11,926,650 shares in favor, 1,387,073 shares opposed and 3,069,874 shares abstained.

ITEM 5.  OTHER INFORMATION

  On August 7, 1995, John M. Lipkowitz was named General Manager of Rio Properties, Inc. Mr. Lipkowitz has served as Senior Vice President of Rio Properties, Inc. since July 1, 1995 and prior thereto, had served as Vice President of Strategic Marketing since December 1994. Mr. Lipkowitz joined Rio Properties in 1990 and had served in a variety of positions including Vice President of Food and Beverage and Executive Chef. Mr. Lipkowitz replaces Donald P. Marrandino.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS


    Exhibit
     NUMBER                         DESCRIPTION

      4.01 Purchase Agreement dated July 18, 1995 by Rio Hotel & Casino, Inc. and confirmed and accepted by Salomon
             Brothers Inc. for itself and on behalf of Montgomery
             Securities, Exhibit 4.1.(*)

      4.02 Registration Agreement dated July 18, 1995 by Rio Hotel & Casino, Inc. and accepted July 18, 1995 by Salomon
             Brothers Inc. and Montgomery Securities, Exhibit 4.2.(*)

      4.03 Indenture dated as of July 21, 1995, among Rio Hotel & Casino, Inc., Rio Properties, Inc. and IBJ Schroder Bank & Trust Company, Exhibit 4.3.(*)

      4.04 Letter dated June 27, 1995 from Bank of America National Trust and Savings Association, as Agent, to Rio
             Properties, Inc.

     11.01   Computation of Earnings Per Common Share

     27.01   Financial Data Schedule

           * Incorporation by reference is hereby made from the indicated Exhibit Number from the Company's Report on Form 8-K dated July 18, 1995, Item 7(c).


  (b)  REPORT ON FORM 8-K

     The Company filed a Report on Form 8-K dated July 18, 1995 reporting the issuance of the Subordinated Notes.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Rio Hotel & Casino, Inc.
                                          (Registrant)



    August 3, 1995           By /s/ Harlan D. Braaten
        (Date)                  HARLAN D. BRAATEN
                                Treasurer and Chief Financial Officer
                                (Duly Authorized Officer and
                                 Principal Financial Officer)

                          EXHIBIT INDEX


                                                           Sequential
EXHIBIT                DESCRIPTION                         Page
                                                           Number

4.01   Purchase Agreement dated July 18, 1995 by Rio
       Hotel & Casino, Inc. and confirmed and accepted by Salomon Brothers Inc. for itself and on behalf of Montgomery Securities, Exhibit 4.1.(*)

4.02   Registration Agreement dated July 18, 1995 by Rio
       Hotel & Casino, Inc. and accepted July 18, 1995 by
       Salomon Brothers Inc. and Montgomery Securities,
       Exhibit 4.2.(*)

4.03   Indenture dated as of July 21, 1995, among Rio
       Hotel & Casino, Inc., Rio Properties, Inc. and IBJ
       Schroder Bank & Trust Company, Exhibit 4.3.(*)

4.04   Letter dated June 27, 1995 from Bank of America         21
       National Trust and Savings Association, as Agent, to Rio Properties, Inc.

11.01  Computation of Earnings per Common Share                23

27.01  Financial Data Schedule                                 25

    * Incorporation by reference is hereby made from the indicated Exhibit Number from the Company's Report on Form 8-K dated July 18, 1995, Item 7(c).