Form 10-Q
period 1995-09-30
RIO HOTEL & CASINO INC
filed 1995-11-13
CIK 734380

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:       September 30, 1995

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

     21,294,346 shares of Common Stock, $0.01 par value as of
                        November 1, 1995

                            FORM 10-Q

                        TABLE OF CONTENTS

                                                                 PAGE
                                                                NUMBER

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements                                3
              Consolidated Balance Sheets                         3
              Consolidated Statements of Income                   4
              Consolidated Statements of Cash Flows               5
              Notes to Consolidated Financial Statements          7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                  17

     Item 2.  Changes in Securities                              17

     Item 3.  Defaults Upon Senior Securities                    18

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                   18

     Item 5.  Other Information                                  18

     Item 6.  Exhibits and Reports on Form 8-K                   18

SIGNATURES                                                       20

EXHIBIT INDEX                                                    21

EXHIBITS                                                         22

                              RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                                             SEPT.  30,          DECEMBER 31,
                                                                1995                 1994
                                                             (Unaudited)
                                                ASSETS
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                 $19,341,918          $76,426,258
   ACCOUNTS RECEIVABLE, NET                                    4,174,277            3,204,416
   FEDERAL INCOME TAXES RECEIVABLE                               205,629              139,329
   INVENTORIES                                                 1,441,394            1,378,598
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                   4,418,692            4,716,701

   TOTAL CURRENT ASSETS                                       29,581,910           85,865,302

PROPERTY AND EQUIPMENT:
   LAND AND IMPROVEMENTS                                      35,378,543           24,666,679
   BUILDING AND IMPROVEMENTS                                 175,157,896          137,005,432
   EQUIPMENT, FURNITURE, AND IMPROVEMENTS                     63,124,335           43,108,873
   LESS:  ACCUMULATED DEPRECIATION                           (42,951,318)         (32,826,276)
                                                             230,709,456          171,954,708

   CONSTRUCTION IN PROGRESS                                   21,179,374           38,521,773

       NET PROPERTY AND EQUIPMENT                            251,888,830          210,476,481

OTHER ASSETS:
   OTHER, NET                                                  8,828,118            4,823,489

                                                            $290,298,858         $301,165,272

                                      LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   CURRENT MATURITIES OF LONG-TERM DEBT                          $25,252          $15,032,534
   ACCOUNTS PAYABLE                                            3,397,742            2,425,645
   ACCRUED EXPENSES                                            9,929,072            7,830,706
   ACCOUNTS PAYABLE-RELATED PARTY                              4,149,939           10,026,210
   ACCRUED INTEREST                                            2,130,456              351,864

       TOTAL CURRENT LIABILITIES                              19,632,461           35,666,959

NON-CURRENT LIABILITIES:
   LONG-TERM DEBT, LESS CURRENT MATURITIES                   100,189,391          110,146,869
   DEFERRED INCOME TAXES                                      10,018,685            7,512,277

       TOTAL NON-CURRENT LIABILITIES                         110,208,076          117,659,146

       TOTAL LIABILITIES                                     129,840,537          153,326,105

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   COMMON STOCK, $0.01 PAR VALUE; 100,000,000
   SHARES AUTHORIZED; 21,293,946 (1995) AND
   21,371,346 (1994) SHARES ISSUED AND OUTSTANDING               212,940              213,714
   ADDITIONAL PAID-IN CAPITAL                                115,523,822          117,214,582
   RETAINED EARNINGS                                          44,721,559           30,410,871

       TOTAL STOCKHOLDERS' EQUITY                            160,458,321          147,839,167

                                                            $290,298,858         $301,165,272

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 3

                                 RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         SEPT. 30, 1995  SEPT. 30, 1994    SEPT. 30, 1995  SEPT. 30, 1994
                                          (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

REVENUES:
   CASINO                                 $26,828,711     $22,023,482       $76,796,240     $64,211,598
   ROOM                                     8,865,708       4,775,160        25,026,342      14,124,374
   FOOD AND BEVERAGE                       15,482,583      12,332,524        44,531,840      34,789,094
   OTHER                                    3,265,364       2,057,866         8,856,114       5,026,603
   CASINO PROMOTIONAL ALLOWANCES           (4,677,966)     (3,817,434)      (13,661,681)    (10,562,927)

                                           49,764,400      37,371,598       141,548,855     107,588,742

EXPENSES:
   CASINO                                  11,784,518       9,590,280        33,718,226      27,853,050
   ROOM                                     2,825,428       1,678,372         7,641,962       5,041,118
   FOOD AND BEVERAGE                       12,100,367       9,703,823        35,907,312      27,940,619
   OTHER                                    1,746,780       1,381,434         4,934,415       3,281,065
   SELLING, GENERAL AND ADMINISTRATIVE      7,846,109       5,499,415        21,040,377      15,165,542
   DEPRECIATION AND AMORTIZATION            3,279,224       2,772,246        10,386,640       8,016,060

                                           39,582,426      30,625,570       113,628,932      87,297,454

OPERATING PROFIT                           10,181,974       6,746,028        27,919,923      20,291,288

OTHER INCOME (EXPENSE):
   INTEREST INCOME                            197,629          26,194           301,224          69,496
   INTEREST EXPENSE                        (2,628,218)       (471,476)       (5,410,950)     (1,317,626)
   OTHER INCOME, NET                                -               -                 -         966,510

                                           (2,430,589)       (445,282)       (5,109,726)       (281,620)


INCOME BEFORE INCOME TAX PROVISION          7,751,385       6,300,746        22,810,197      20,009,668

INCOME TAX PROVISION                       (2,866,694)     (2,278,890)       (8,499,509)     (7,228,522)



   NET INCOME                              $4,884,691      $4,021,856       $14,310,688     $12,781,146


EARNINGS PER COMMON SHARE:
   PRIMARY:
           NET INCOME                           $0.23           $0.19             $0.66           $0.59

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING               21,633,878      21,722,000        21,633,529      21,731,246


   FULLY DILUTED:
           NET INCOME                           $0.23           $0.19             $0.66           $0.59

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING               21,633,878      21,722,000        21,635,455      21,731,593

                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 4

                           RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS ENDED
                                                           SEPT. 30, 1995       SEPT. 30, 1994
                                                            (Unaudited)          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                               $14,310,688          $12,781,146
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      COMPENSATION EXPENSE RECOGNIZED FROM
         STOCK OPTION GRANT                                      58,477              107,285
      DEPRECIATION AND AMORTIZATION                          10,386,640            8,016,060
      PROVISION FOR UNCOLLECTIBLE ACCOUNTS                      211,908               13,813
      (INCREASE) DECREASE IN ASSETS:
         ACCOUNTS RECEIVABLE                                 (1,181,769)            (212,639)
         INVENTORIES                                            (62,796)            (306,275)
         PREPAID EXPENSES AND OTHER CURRENT ASSETS              231,709             (324,182)
         OTHER, NET                                          (1,026,048)          (2,392,416)
      INCREASE (DECREASE) IN LIABILITIES:
         ACCOUNTS PAYABLE                                       972,097             (373,997)
         ACCRUED FEDERAL INCOME TAX PAYABLE                     609,125            1,009,966
         ACCRUED EXPENSES                                     2,098,365             (645,232)
         ACCRUED INTEREST                                     1,778,592              174,854
         DEFERRED INCOME TAXES                                2,506,408            1,214,133

NET CASH PROVIDED BY OPERATING ACTIVITIES                    30,893,396           19,062,516

CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASE OF LAND AND IMPROVEMENTS                        (10,711,864)                   -
   PURCHASE OF EQUIPMENT, FURNITURE, AND
      IMPROVEMENTS                                          (46,810,997)         (41,263,518)

NET CASH (USED IN) INVESTING ACTIVITIES                     (57,522,861)         (41,263,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM BORROWINGS                                           -           20,119,473
   NET PROCEEDS FROM ISSUANCE OF SENIOR
      SUBORDINATED NOTES                                     96,869,021                    -
   NET PROCEEDS FROM COMMON STOCK ISSUANCE                      878,651              878,571
   PAYMENTS ON NOTES AND LOANS PAYABLE                     (124,964,759)              (9,179)
   REPURCHASE OF COMMON STOCK                                (3,237,788)                   -

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES         (30,454,875)          20,988,865

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                 (57,084,340)          (1,212,137)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               76,426,258           55,784,937

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $19,341,918          $54,572,800

                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 5


    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                  NINE MONTHS ENDED

                                           SEPTEMBER 30,        SEPTEMBER 30,
                                               1995                 1994
                                            (Unaudited)          (Unaudited)

Cash payments made for interest (net of
amounts capitalized)                         $3,723,580           $1,208,855

Cash payments made for income taxes          $5,500,000           $4,165,000



1995

Purchase of property and equipment financed through payables totaled $4,149,939.

Bond offering costs financed through payables totaled $109,200.

Tax benefit arising from the exercise of stock options granted under the Company's Non-Statutory Stock Option Plan totaled
$609,125.

1994

Purchase of property and equipment financed through payables totaled $7,865,900.

Tax benefit arising from the exercise of stock options granted under the Company's Non-Statutory Stock Option Plan totaled
$858,936.

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

         The consolidated balance sheet as of September 30, 1995 and the related consolidated statements of income and consolidated statements of cash flows for the three month and nine month periods ended September 30, 1995 and September 30, 1994 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1994.

         The Company's consolidated balance sheet for the year ended December 31, 1994 is audited.

NOTE 2 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    1995              1994
                                                                (Unaudited)
       Bank loan ("Rio Bank Loan"), originally
       a $65 million revolving credit facility,
       which was amended in December 1994 to be
       a $125 million revolving credit facility
       and amended in September 1995 to be a
       $175 million revolving credit facility
       with interest equal to the Eurodollar
       Rate or the Base Rate, plus a margin.
       The loan matures on June 30, 2001 and is
       collateralized by a first deed of trust
       on the Rio's real property, equipment and
       improvements.  (See Part I. Item 2.
       "Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations-Material Changes in Financial
       Condition-Liquidity and Capital Resources.")            $        ---       $125,000,000

       10 5/8% Senior Subordinated Notes (the
       "Subordinated Notes"), interest only payable
       semi-annually; principal due July 15, 2005.
       (See Part I. Item 2. "Management's Discussion
       and Analysis of Financial Condition and Results
       of Operations-Material Changes in Financial                                         ---
       Condition-Liquidity and Capital Resources.")             100,000,000

       Special Improvement District assessment bonds,
       payable over 10 years in twenty substantially
       equal semi-annual installments of principal,
       plus 6.1% interest.                                          214,643            165,228

       Other short-term financing of certain insurance
       premiums                                                         ---             14,175
                                                                100,214,643        125,179,403
            Less current maturities                                 (25,252)       (15,032,534)

                                                               $100,189,391       $110,146,869

         The  prime   interest  rates  quoted  by  the  Company's
         primary lenders  at September 30, 1995  and December 31,
         1994 were 8.75% and 8.50%, respectively.

         The revolving credit feature of the Rio Bank Loan allows the Company to pay down and reborrow principal under the line of credit as the Company deems appropriate. The Company utilized this ability by reborrowing $69 million on December 30, 1994 and repaying $69 million on January 3, 1995. During the third quarter of 1995, the Company used the net proceeds from the Subordinated Notes to reduce amounts outstanding under the Rio Bank Loan. The Company had $175 million available under the Rio Bank Loan at September 30, 1995, while the Company's borrowing capacity under the Rio Bank Loan was fully utilized at December 31, 1994. The Company has registered on Form S-4 $100,000,000 of 10 5/8% Senior
         Subordinated Notes Due 2005 which will be offered to holders of the Subordinated Notes in exchange for the Subordinated Notes.

NOTE 3 - INCOME TAXES

         The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The provisions for income taxes for the nine months ended September 30, 1995 and 1994 were $8,499,509 and
         $7,228,522 respectively, which represent effective rates of 37.3% and 36.1%, respectively. A reconciliation between the statutory rates and the effective rates is as follows:


                                                                  1995              1994
         Statutory Rate                                           35.0%             35.0%
         Depreciation on the premium allocated in the
          exchange for limited partnership units                   0.4%              0.4%
         Disallowance for tax purposes of certain meals,
          travel and entertainment expenses                        1.7%              1.1%
         Other                                                     0.2%             (0.4%)

                          Effective Rate                          37.3%             36.1%


         The   Company's   deferred  tax  assets (liabilities) at
         September 30, 1995 consisted of the following:


                                                               CURRENT            NON-CURRENT
          Depreciation and amortization                                            ($9,112,444)
          Deferred employee benefit                            $370,122
          Bad debt expense                                      241,865
          Other deferred tax liabilities, net                                          906,241

                                                               $611,987           ($10,018,685)


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

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

 OPERATING PROFIT

 Operating profit for the Company increased to $10.2 million in the third quarter of 1995 from $6.8 million in the third quarter of 1994, an increase of $3.4 million or 51%. Management believes that the improvement in operating results was due to increased business levels during the third quarter of 1995 as a result of having an additional 365 hotel suites placed into service in February 1995, 184 new hotel suites placed into service in March 1995, and the addition of over 230 slot machines, 18 table games, and additional restaurant capacity compared to the third quarter of 1994. Management believes that operating efficiencies also improved from the third quarter of 1994 to the third quarter of 1995 in the hotel department.

 REVENUES

 Net revenues for the Company increased to $49.8 million in the third quarter of 1995 from $37.4 million in the third quarter of 1994, an increase of $12.4 million or 33%. Casino revenues increased to $26.8 million in the third quarter of 1995 from $22.0 million in the third quarter of 1994, an increase of $4.8 million or 22%. The increase in casino revenues was due primarily to increases in both slot machine revenues and table game revenues. Slot machine revenues increased $1.6 million or 12% to $15.3 million in the third quarter of 1995 from $13.7 million in the third quarter of 1994. The increase in slot machine revenues resulted primarily from the addition of over 230 slot machines in November 1994. Table game revenues increased $3.3 million or 50% to $9.8 million in the third quarter of 1995 from $6.5 million in the third quarter of 1994. The increase in table game revenues resulted primarily from the addition of 6 table games in November of 1994, the addition of 6 table games in January 1995, and the addition of 6 table games in April 1995.

 Room revenues increased by $4.1 million or 86% to $8.9 million in the third quarter of 1995 from $4.8 million in the third quarter of 1994. The increase in room revenue resulted primarily from the addition of 365 new hotel suites placed into service in February 1995 and 184 new hotel suites placed into service in March 1995, as well as an increase in the average room rate of approximately $9.00 per room night during the third quarter of 1995 compared to the third quarter of 1994. The average daily room rate during the third quarter of 1995 was $71.00 compared to $62.00 during the third quarter of 1994. The additional 549 suites placed into service in February and March 1995 increased the Rio's total to 1,410 suites for the entire  third  quarter of 1995 compared to 861  suites  for  the entire  third  quarter  of 1994.  Demand for  the  Rio's  suites remained high during the third quarter of 1995 with a 94% occupancy rate, compared to the 97% occupancy rate attained during the third quarter of 1994.

 Food and beverage revenues increased to $15.5 million in the third quarter of 1995 from $12.3 million in the third quarter of 1994, an increase of $3.2 million or 26%. The successful opening in June 1994 of Club Rio, a late night dance club; the successful completion in November 1994 of a 50% expansion of the Carnival World Buffet to 980 seats; an increase in the number of patrons served in other Rio restaurants; and increased beverage sales as a result of increased gaming customers all contributed to the increase in food and beverage revenues.

 Other revenues increased by $1.2 million or 59% to $3.3 million in the third quarter of 1995 from $2.1 million in the third quarter of 1994. The increase in other revenues resulted primarily from an increase in telephone revenue from the addition of 365 new hotel suites placed into service in February 1995 and 184 new hotel suites placed into service in March 1995, as well as increased merchandise sales and showroom admissions revenue resulting from increased customers.

 OPERATING MARGINS

 The Company's operating margins improved slightly during the third quarter of 1995 compared to the third quarter of 1994. Operating profit as a percentage of net revenues was 20% in the third quarter of 1995 compared to 18% during the third quarter of 1994. Casino operating profit was 56% in both the third quarter of 1995 and 1994. Food and beverage operating profit was 22% during the third quarter of 1995 compared to

 21% during the third quarter of 1994. Hotel operating profit was 68% during the third quarter of 1995 compared to 65% during the third quarter of 1994. Management believes the improvements are due to efficiencies resulting from increased customer volume, effective cost controls, and in the hotel department a higher average room rate during the third quarter of 1995 compared to the third quarter of 1994.

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization increased by $0.5 million or 18% to $3.3 million in the third quarter of 1995 compared to $2.8 million in the third quarter of 1994. This increase is primarily attributable to depreciation expense from the
 Company's $75 million expansion project (the "Phase III Expansion") which included the opening in August 1994 of a 527-space, three-level parking garage, the opening in November 1994 of approximately 10,000 square feet of casino area that accommodated approximately 300 additional slot machines, the completion in November 1994 of a 50% expansion of the Carnival World Buffet to 980 seats, the placing into service of 365 new hotel suites in February 1995 and 184 new hotel suites in March 1995, as well as a variety of back-of-the-house enhancements.

 OTHER INCOME (EXPENSE)

 Interest expense increased by $2.1 million or 457% to $2.6 million in the third quarter of 1995 from $0.5 million in the third quarter of 1994. Interest expense increased primarily as a result of the Company successfully completing a placement of $100 million in ten year 10 5/8% Senior Subordinated Notes Due 2005 in July 1995. Interest expense in the third quarter of 1995 was reduced by $245,615 because of interest capitalized on amounts expended on the Company's $20 million expansion project (the "Phase IV Expansion"). The Phase IV Expansion will add 144 suites to the existing 1,410 suites, add approximately 5,400 square feet of meeting room space, double the size of the existing Buzio's seafood restaurant to approximately 180 seats, add a new health club and salon facility, and include a variety of back-of-the-house improvements. Completion of the Phase IV Expansion is expected to occur in stages through the end of
 1995 and will bring the Rio's total number of hotel suites to 1,554 suites. Interest expense in the third quarter of 1994 was reduced by $133,708 because of interest capitalized on amounts expended on the Phase III Expansion project.

 NET INCOME

 Net  income  for the third quarter of 1995 was $4.9  million  or
 $0.23  per  share  (fully diluted) compared to $4.0  million  or
 $0.19  per share (fully diluted) for the third quarter  of  1994 as a result of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

 OPERATING PROFIT

 Operating profit for the Company increased to $27.9 million in the first nine months of 1995 from $20.3 million in the first nine months of 1994, an increase of $7.6 million or 38%. Management believes that the improvement in operating results was due to increased business levels during the first nine months of 1995 as a result of having an additional 365 hotel suites placed into service in February 1995, 184 new hotel suites placed into service in March 1995, and the addition of over 230 slot machines, 18 table games, and additional restaurant capacity.

 REVENUES

 Net revenues for the Company increased to $141.5 million in the first nine months of 1995 from $107.6 million in the first nine months of 1994, an increase of $33.9 million or 32%. Casino revenues increased to $76.8 million in the first nine months of 1995 from $64.2 million in the first nine months of 1994, an increase of $12.6 million or 20%. The increase in casino revenues was due primarily to increases in both slot machine revenues and table game revenues. Slot machine revenues increased $5.7 million or 14% to $46.2 million in the first nine months of 1995 from $40.5 million in the first nine months of 1994. The increase in slot machine revenues resulted primarily  from  the  addition of  over  230  slot  machines  in
 November 1994. Table game revenues increased $7.1 million or 38% to $25.8 million in the first nine months of 1995 from $18.7 million in the first nine months of 1994. The increase in table game revenues resulted primarily from the addition of 6 table games in November 1994, the addition of 6 table games in January 1995, and the addition of 6 tables games in April 1995.

 Room revenues increased by $10.9 million or 77% to $25.0 million in the first nine months of 1995 from $14.1 million in the first nine months of 1994. The increase in room revenue resulted primarily from the addition of 365 new hotel suites placed into service in February 1995 and 184 new hotel suites placed into service in March 1995, as well as an increase in the average room rate of more than $10.00 per room night during the first nine months of 1995 compared to the first nine months of 1994. The average daily room rate during the nine months ended September 30, 1995 was $73.00, compared to $62.00 during the nine months ended September 30, 1994. The additional 549 suites placed into service in February and March 1995 increased the Rio's total to 1,410 suites compared to 861 suites for the entire first nine months of 1994. Demand for the Rio's suites remained high during the first nine months of 1995 with a 95% occupancy rate, compared to the 96% occupancy rate attained during the first nine months of 1994. The average number of suites available during the first nine months of 1995 was 1,320 compared to 861 during the first nine months of 1994.

 Food and beverage revenues increased to $44.5 million in the first nine months of 1995 from $34.8 million in the first nine months of 1994, an increase of $9.7 million or 28%. The successful opening in February 1994 of the Copacabana Showroom, a 430-seat video, entertainment and restaurant complex; the successful opening in April 1994 of Fiore, a 186-seat world class restaurant; the successful opening in June 1994 of Club Rio, a late-night dance club; the successful completion in November 1994 of a 50% expansion of the Carnival World Buffet to 980 seats; and increased beverage sales as a result of increased gaming customers all contributed to the increase in food and beverage revenues.

 Other revenues increased by $3.8 million or 77% to $8.8 million in the first nine months of 1995 from $5.0 million in the first nine months of 1994. The increase in other revenues resulted primarily from an increase in telephone revenue from the addition of 365 new hotel suites placed into service in February 1995 and 184 new hotel suites placed into service in March 1995, as well as increased merchandise sales and showroom admissions revenue resulting from increased customers.

 OPERATING MARGINS

 The Company's operating margins were relatively consistent during the first nine months of 1995 compared to the first nine months of 1994. Operating profit as a percentage of net revenues was 20% during the first nine months of 1995 compared to 19% during the first nine months of 1994. Casino operating profit was 56% during the first nine months of 1995 compared to 57% during the first nine months of 1994. Food and beverage operating profit was 19% during the first nine months of 1995 compared to 20% during the first nine months of 1994. Hotel operating profit was 70% during the first nine months of 1995 compared to 64% during the first nine months of 1994. Management believes the improvements are due to efficiencies resulting from increased customer volume, effective cost controls and a higher average room rate during the first nine months of 1995 compared to the first nine months of 1994.

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization increased by $2.4 million or 30% to $10.4 million in the first nine months of 1995 compared to $8.0 million in the first nine months of 1994. This increase is attributable to depreciation expense from various completed expansion projects such as the Company's Eastside Expansion and the Phase III Expansion.

 OTHER INCOME (EXPENSE)

 Other expenses of the Company increased primarily because of higher interest expense from increased borrowing levels during the period along with higher prevailing interest rates. Borrowing levels increased due to funding costs of the Eastside Expansion, the Phase III Expansion, the Phase IV Expansion and the Company's approximately $185 million expansion project (the "Phase V Expansion"). The approximately $185 million Phase V Expansion is planned to include 120,000 square feet of public space containing a casino expansion with up to 600 slot machines and 27 table games, new retail and entertainment space, and additional restaurants, as well as an expanded pool and beach area and additional parking facilities. The Phase V Expansion will center around a 40-story hotel tower containing approximately 1,000 new suites located immediately southeast of the existing towers. The public area expansion will be based on a Brazilian Carnival Mardi Gras theme and will include a variety of owned and leased retail and restaurant outlets. Construction commenced in September 1995, with opening expected to occur in the spring of 1997. Interest expense also increased as a result of the Company successfully completing an offering of $100 million in ten year 10 5/8% Senior Subordinated Notes in July 1995. Interest expense in the first nine months of 1995 was reduced by $605,304 because of interest capitalized on amounts expended on the Phase III Expansion project and the Phase IV Expansion project. Interest expense in the first nine months of 1994 was reduced by $236,604 because of interest capitalized on amounts expended on the Eastside Expansion project and the Phase III Expansion project. Other income for the first nine months of 1994 was a one-time gain of $966,510 from a profit participation agreement on the sale by an affiliate of certain real estate previously owned by the Company.

 NET INCOME

 Net income for the first nine months of 1995 was $14.3 million or $0.66 per share (fully diluted) compared to $12.8 million or $0.59 per share (fully diluted) for the first nine months of 1994 as a result of the factors discussed above.

MATERIAL CHANGES IN FINANCIAL CONDITION

 LIQUIDITY AND CAPITAL RESOURCES

 At September 30, 1995, the Company had working capital of $9.9 million compared with $50.2 million at December 31, 1994. Cash and cash equivalents were $19.3 million at September 30, 1995 compared with $76.4 million at December 31, 1994. At September 30, 1995, the Company had $175.0 million available under its bank facility while the bank facility was fully utilized at December 31, 1994. The decrease in both working capital and cash is primarily due to the use of cash and cash equivalents during the first nine months of 1995 to repay principal under the bank facility and the decision of the Company not to draw down the full amount of the available Rio Bank Loan at the end of the quarter, as well as the use of cash and cash equivalents to make capital expenditures for the Company's $75 million Phase III Expansion, the $20 million Phase IV Expansion and the $185 million Phase V Expansion.

 During the first nine months of 1995, cash provided by operating activities was $30.9 million. Investing activities used $57.5 million of the Company's cash during the first nine months of 1995. Approximately $25.4 million of such expenditures was related to the Company's Phase III Expansion, approximately $13.0 million was related to the Company's Phase IV Expansion and approximately $1.7 million was related to the Company's Phase V Expansion. During the first quarter of 1995, the Company acquired an approximate 5 acre site adjacent to the Rio site, on which a former commercial warehouse is located, at a purchase price of $3.2 million (net of credit for profit participation from the seller to which the Company was entitled and net of rental proceeds during the term of the escrow).
 During the second quarter of 1995, the Company acquired approximately 64 acres of land southeast of Las Vegas at a purchase price of $5.7 million (net of credit for profit participation from the Seller to which the Company was entitled). The 64-acre site and additional land acquisitions are part of the Company's recently announced three phase expansion and development plan. During the first nine months of 1995, the Company spent approximately $8.0 million toward the acquisition of certain real property adjacent to the Rio. The balance of cash used in investing activities was expended on other capital projects.

 During the fourth quarter of 1994, the Board of Directors authorized the Company to make discretionary repurchases of up to 2 million shares of its common stock ("Common Stock") from time to time in the open market or otherwise. During the first nine months of 1995, the Company repurchased 263,500 shares of Common Stock at a total cost of $3.2 million. The repurchased shares of Common Stock were retired.

 Under the Rio Bank Loan, the Company is subject to annual capital expenditure limits of $7.5 million plus the amount available of unused capital expenditures from the prior fiscal year, but not to exceed $12.5 million annually in any event. However, the Company received a written waiver to allow the Company to construct the Phase III Expansion, the Phase IV Expansion and the Phase V Expansion. Because of the annual restrictions on capital expenditures by the Company contained in the Rio Bank Loan, any other significant new capital improvements to the Rio will also require the consent of the lenders.

 As of October 1, 1995 the Company's capital commitments include approximately $3.8 million for the remainder of the Phase III Expansion, $7.0 million for the Phase IV Expansion, $183.3 million for the Phase V Expansion and $12.3 million under commitments for the purchase of real estate. Based upon cash on hand, cash available through borrowings under the Rio Bank Loan and cash from operations, the Company believes that it has adequate cash available to fund the remaining cost of the Phase III Expansion, the Phase IV Expansion, the Phase V Expansion and the real estate purchase commitments.

 The Rio Bank Loan was originally entered into on July 15, 1993 in the amount of $65 million with a syndicate of banks consisting of Bank of America National Trust Savings and Association, Bank of America Nevada, Societe Generale, NBD Bank, N.A., First Security Bank of Idaho, N.A., First Interstate Bank of Nevada, N.A. and U. S. Bank of Nevada. As a result of certain amendments, in December 1994, the Rio Bank Loan was increased to $125 million and in September 1995, the Rio Bank Loan was increased to $175 million. As amended, the Rio Bank Loan is a secured reducing revolving credit facility to be used (a) to refinance the existing Rio Bank Loan, (b) to finance the Phase V Expansion (discussed below), (c) to finance acquisition of land adjacent to the Rio for up to $30 million, and (d) for general corporate purposes.

 As amended, the Rio Bank Loan matures on June 30, 2001 and will bear interest based upon a "LIBOR Spread" of from 1% to 3%, or a "Base Rate Spread" of from 0% to 2.0% based upon a schedule determined with reference to Rio Properties' "Funded Debt to EBITDA Ratio". The "LIBOR Spread" is the amount in excess of the applicable LIBOR rate which is the London interbank offer rate established in the London interbank market. The "Base
 Rate Spread" is the amount in excess of the applicable base rate, which is the rate per annum equal to the higher of the reference rate as it is publicly announced from time to time by Bank of America in San Francisco or 0.50% per annum above the latest Federal Funds rate. As amended, the Rio Bank Loan will also provide for an unused facility fee ranging from 31.25 basis points to 50.0 basis points depending upon the same Funded Debt to EBITDA ratio schedule utilized for the interest rate. (A basis point is one one-hundredth of one percent.) As amended, the Rio Bank Loan requires monthly payments of interest and will require scheduled reductions of the maximum amount available under the Rio Bank Loan commencing with a $10 million reduction at December 31, 1997, a $7.5 million reduction at the end of each quarter during 1998 and 1999, a $10.0 million reduction at the end of each quarter during 2000, a $32.5 million reduction at March 31, 2001 and maturity at June 30, 2001.

 To reduce the risks from interest rate fluctuations, the Company has previously entered into interest rate swap agreements in the amount of $20 million from September 30, 1994 through December 29, 1995 and $15 million from December 29, 1995 through June 28, 1996. In August 1994, the Company purchased a $40 million interest rate cap, effective September 30, 1994, for a three-year term, which provides for quarterly payments to the Company in the event that three-month LIBOR exceeds 7% on any quarterly reset date. The Company is exposed to credit risks in the event of non-performance by the counterparty. However, the Company does not anticipate non-performance by the counterparty. The counterparty under these agreements is Bank of America National Trust and Savings
 Association ("B of A"), the lead bank in the syndicate participating in the Rio Bank Loan. Management believes that the financial resources of B of A and its competitive position within the national banking industry significantly reduce the chances of non-performance under the interest rate swap and cap agreements.

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

 As amended, the Rio Bank Loan contains certain customary financial covenants to which the Company is subject. Those covenants include a requirement that Rio Properties maintain a maximum ratio of Total Debt to EBITDA ranging from 3.0 to 1 at December 31, 1995, increasing to 4.25 to 1 for the six month period ending March 31, 1997 and decreasing to 3.0 to 1 at December 31, 1997 and thereafter. Rio Properties must meet a maximum ratio of Senior Debt to EBITDA from 1.75 to 1 through December 31, 1995 up to 3.0 to 1 for the six months ended March 31, 1997 and reducing to 1.75 to 1 at December 31, 1997 and thereafter. Rio Properties must maintain a maximum Interest Coverage Rio of 2.0 to 1 through the fiscal quarter ending December 31, 1996, reducing to 1.5 to 1 for the fiscal quarter ending March 31, 1997 and increasing to 2.5 to 1 for the fiscal quarter ending June 30, 1998 and thereafter. Minimum Consolidated Tangible Net Worth requirements of $125 million, plus 75% of accumulated net income after December 31, 1994 (not reduced by any consolidated net losses) plus 100% of the net proceeds of any equity offering by Rio Properties or the
 Company must be maintained. A maximum annual capital expenditure permitted under the Rio Bank Loan, as amended, will be $7.5 million annually, plus the amount available of unused capital expenditures from the prior fiscal year, but not to exceed $12.5 million, annually in any event. A specific carve-out of $200 million for the Phase V Expansion and $30 million for the identified adjacent Rio land acquisition is incorporated in the amended Rio Bank Loan. As amended, the Rio Bank Loan also provides for a basket for $5 million for the repurchase of equity shares of the Company through open market purchases over the life of the Rio Bank Loan.

 As amended, the Rio Bank Loan continues to provide for an event of default if Anthony A. Marnell II beneficially owns less than 10% of the voting stock of the Company, any person holds or controls a greater amount of the voting stock of the Company, any person holds or controls a greater amount of voting stock than the amount held or controlled by Anthony A. Marnell II, or if either Anthony A. Marnell II or James A. Barrett, Jr. cease to perform their functions as Chief Executive Officer and President, respectively, for a period of 30 consecutive days. The commitment letter from the agent for the bank syndicate consented to the issuance of the 10 5/8% Senior Subordinated Notes Due 2005 issued by the Company on July 18, 1995 (the "Subordinated Notes") as described in more detail below.

 On July 18, 1995, the Company entered into an agreement with Salomon Brothers Inc. and Montgomery Securities (the "Initial Purchasers") for the sale by the Company of $100 million in principal amount of the Company's 10 5/8% Senior Subordinated Notes Due 2005 (the "Subordinated Notes"). The Subordinated Notes were purchased by the Initial Purchasers for resale to qualified institutional investors. The net proceeds from the sale of the Subordinated Notes (approximately $96.7 million after the deduction of a 2.75% discount to the Initial Purchasers and offering expenses of approximately $0.5 million), borrowings under the Rio Bank Loan, cash on hand and cash from operations will be used to finance the Company's approximately $185 million Phase V Expansion. Pending such use, the net proceeds were used to reduce amounts outstanding under the Rio Bank Loan.

 The Subordinated Notes were issued under an indentures (the "Indenture") dated July 21, 1995 among the Company, Rio Properties, Inc. and IBJ Schroder Bank & Trust Company, as trustee. The following summary of certain provisions of the Indenture does not purport to be complete and is subject to the provisions of the Indenture and the Subordinated Notes. Capitalized terms not otherwise defined have the same meanings assigned to them in the Indenture.

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

 Pursuant to a registration agreement between the Company and Initial Purchasers, the Company has registered on Form S-4 under the Securities Act of 1933 (the "Securities Act") $100 million principal amount of 10 5/8% Senior Subordinated Notes Due 2005 (the "New Notes") which are being offered by the Company to holders of the Subordinated Notes in exchange for the Subordinated Notes. If an exchange offer is not consummated or a resale shelf registration statement is not declared effective within 150 days after the date of original issuance of the Subordinated Notes, special interest will accrue and be payable semiannually until such time as an exchange offer is consummated or a resale shelf registration is declared effective, as the case may be. The Subordinated Notes have not been registered under the Securities Act and are subject to certain restrictions on transfer. The New Notes generally will be freely transferable.

 On May 2, 1995, the Company announced a three-phase expansion and development plan to grow the Company over the next several years. The plan includes the Phase V Expansion (described previously) on the existing Rio site, acquisition of approximately 22 acres of land adjacent to the Rio site to be master-planned for another hotel-casino property and the purchase of approximately 64 acres southeast of Las Vegas for possible future hotel-casino development.

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

                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  On April 26, 1994 and May 10, 1994, complaints ("Complaints") in purported class action lawsuits were filed in the United States District Court, Middle District of Florida (the "Florida Federal Court"), against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The Complaints allege that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. One Complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act (the "RICO Act"), as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $1 billion without any substantiation of that amount. The other Complaint alleges violations of the RICO Act and seeks damages in excess of $1 billion without any substantiation of that amount. The Complaints have been consolidated and have been transferred to the United States District Court for the District of Nevada (the "Nevada Federal Court"). The Florida Federal Court deferred action on the Company's motion requesting abstention and did not rule on class certification. The Company expects those motions to be heard by the Nevada Federal Court. On September 26, 1995, an additional purported class action lawsuit was filed ("New Complaint") in the Nevada Federal Court which, except for the plaintiff and facts peculiar to the plaintiff, was substantially identical to the Complaints. Management believes that the Complaints and the New Complaint are without merit and intends to defend vigorously the allegations contained therein.

  The Company has been advised that a purported class action lawsuit was filed under the name Hyland, et al v. Griffin Investigations, et al. on May 5, 1995 in the United States District Court for the District of New Jersey (Camden Division). The Company, together with 76 other casino operators and others, is named as a defendant in the action. The Company has not been served with a summons and complaint.
  The action, purportedly brought on behalf of "card counters," alleges that the casino operators exclude "card counters" from play and share information about "card counters." The action is ostensibly based on purported violations of federal antitrust  law,  the  Fair Credit Reporting  Act,  and  various state consumer protection laws. If served, the Company intends to defend the action vigorously.

ITEM 2.  CHANGES IN SECURITIES

  As described in more detail in Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Material Changes in Financial Condition - Liquidity and Capital Resources," the Company, through Rio Properties, amended the Rio Bank Loan principally to increase the loan from $125 million to $175 million. The Rio Bank Loan, as amended, restricts dividends payable by Rio Properties to the Company, subject to an exception for cash interest payments under the Subordinated Notes, and contains several covenants described above which impose restrictions on the Company.

  The Indenture for the Subordinated Notes and the New Notes is also described in more detail in Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Material Changes in Financial Condition -
  Liquidity and Capital Resources." The Indenture contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make investments, repurchase subordinated obligations or capital stock, create certain liens (except, among others, liens securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets of the Company or its subsidiaries, issue or sell subsidiary stock, create or permit to exist restrictions on distributions from subsidiaries, or enter into certain mergers and consolidations. The foregoing is a brief summary and is subject in all respects to the provisions of the Indenture filed as Exhibit 4.3 to the Company's Report on Form 8-K dated July 18, 1995.

  During the third quarter of 1995, certain options granted pursuant to the Company's Non-Statutory Stock Option Plan were exercised, resulting in the issuance of 77,400 shares of the Company's Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  NONE

ITEM 5.  OTHER INFORMATION

  The Company announced on October 30, 1995 that it has applied for listing of its common stock on the New York Stock Exchange, Inc. ("NYSE"). The effectiveness of Rio's listing on the NYSE is subject to final review by the NYSE, declaration of effectiveness of the registration of the shares by the SEC, and receipt of administrative approval from the Nevada State Gaming Control Board. The Company presently anticipates completion of all these steps during November 1995. Upon effectiveness of the NYSE listing, the Company will delist its shares from the NASDAQ National Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS


     Exhibit
      NUMBER                            DESCRIPTION

       4.01    Purchase Agreement  dated July 18, 1995  by Rio Hotel & Casino,
               Inc. and confirmed and accepted by Salomon Brothers Inc. for itself and on behalf of Montgomery Securities, Exhibit 4.1.(*)

       4.02    Sixth  Amendment to Credit  Agreement made and dated as of July
               31, 1995 among  Rio Properties, Inc.;  Bank of America National
               Trust and Savings Association, as Agent and as a Bank; and First Interstate Bank of Nevada; First Security Bank of Idaho,
               N.A.; NBD Bank, N.A.; Societe Generale; Bank of America Nevada;
               U. S.  Bank of Nevada;  Bank of Scotland; Midlantic Bank, N.A.;
               and Bank of Hawaii, as Banks, Exhibit 4.1.(**)

       4.03    Registration  Agreement  dated  July 18, 1995  by  Rio  Hotel &
               Casino,  Inc.  and accepted  July 18, 1995 by  Salomon Brothers
               Inc. and Montgomery Securities, Exhibit 4.2.(*)

       4.04    Indenture  dated as of July 21, 1995, among Rio Hotel & Casino,
               Inc.,  Rio  Properties,  Inc.  and  IBJ  Schroder  Bank & Trust
               Company, Exhibit 4.3.(*)

      10.01    Exchange  Agency  Agreement dated  November 1, 1995 between Rio
               Hotel  &  Casino,  Inc. and  IBJ Schroder Bank & Trust Company.

      11.01    Computation of Earnings Per Common Share

      27.01    Financial Data Schedule

             * Incorporation  by  reference is  hereby made from the indicated
               Exhibit  Number  from the  Company's  Report on  Form 8-K dated
               July 18, 1995, Item 7(c).

            ** Incorporation  by  reference is  hereby made from the indicated
               Exhibit  Number  from  the  Company's Report on  Form 8-K dated
               September 15, 1995, Item 7(c).


(b)  REPORT ON FORM 8-K

     The  Company filed a Report on Form 8-K dated July 18,  1995 reporting the placement of the Subordinated Notes.

     The  Company filed a Report on Form 8-K dated September  15,
     1995 reporting the amendment to the Rio Bank Loan.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Rio Hotel & Casino, Inc.
                                     (Registrant)



November 1, 1995               By /s/ Roger M. Szepelak
    (Date)                        ROGER M. SZEPELAK
                                  Treasurer and Chief Financial
                                  Officer (Duly Authorized
                                  Officer and Principal Financial
                                  Officer)

                          EXHIBIT INDEX


                                                                Sequential Page
  EXHIBIT                       DESCRIPTION                         Number

   4.01     Purchase Agreement dated July 18, 1995 by Rio
            Hotel & Casino, Inc. and confirmed and accepted by Salomon Brothers Inc. for itself and on behalf of Montgomery Securities, Exhibit 4.1.(*)

   4.02 Sixth Amendment to Credit Agreement made and dated as of July 31, 1995 among Rio Properties, Inc.;
            Bank of America National Trust and Savings
            Association, as Agent and as a Bank; and First
            Interstate Bank of Nevada; First Security Bank of
            Idaho, N.A.; NBD Bank, N.A.; Societe Generale;
            Bank of America Nevada; U. S. Bank of Nevada; Bank of Scotland; Midlantic Bank, N.A.; and Bank of
            Hawaii, as Banks, Exhibit 4.1.(**)

   4.03     Registration Agreement dated July 18, 1995 by Rio
            Hotel & Casino, Inc. and accepted July 18, 1995 by
            Salomon Brothers Inc. and Montgomery Securities,
            Exhibit 4.2.(*)

   4.04     Indenture dated as of July 21, 1995, among Rio
            Hotel & Casino, Inc., Rio Properties, Inc. and IBJ
            Schroder Bank & Trust Company, Exhibit 4.3.(*)

   10.01    Exchange Agency Agreement dated November 1, 1995
            between Rio Hotel & Casino, Inc. and IBJ Schroder
            Bank & Trust Company                                      22

   11.01    Computation of Earnings per Common Share                  29

   27.01    Financial Data Schedule                                   31

          * Incorporation by reference is hereby made from the indicated Exhibit Number from the Company's Report on Form 8-K dated July 18, 1995, Item 7(c).

         ** Incorporation by reference is hereby made from the indicated Exhibit Number from the Company's Report on Form 8-K dated September 15, 1995, Item 7(c).
