Form 10-K
period 1995-12-31
RIO HOTEL & CASINO INC
filed 1996-03-25
CIK 734380

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1995

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from          to

     Commission file number 1-11569

                    RIO HOTEL & CASINO, INC.
     (Exact name of registrant as specified in its charter)

           Nevada                            95-3671082
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization         Identification No.)

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

Common Stock, $.01 par value          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.01 par value
                        (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]      No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 1996, based on the closing price as reported on the New York Stock Exchange of $13.75 per share, was approximately $222,537,398.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 1996.

       Common Stock, $.01 par value        21,178,746

               DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated by reference from the Rio Hotel & Casino, Inc. Proxy
Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

PART I

ITEM 1.  BUSINESS

     Rio Hotel & Casino, Inc. (the "Company") owns and operates the country's only all-suite hotel-casino, the Rio Suite Hotel & Casino (the "Rio") in Las Vegas, Nevada. Situated on a 45-acre elevated site adjacent to the Flamingo Road exit from Interstate 15, the freeway linking Las Vegas with Southern California, the Rio is strategically positioned to attract travelers along Interstate 15, tourists visiting the Las Vegas Strip and local Las Vegas residents. The Company markets to both local residents and Las Vegas visitors. Management believes that the Rio's unique all-suite concept, diverse high quality dining, easy access and ample parking provide an attractive alternative to the Strip and a fun and comfortable environment in which to enjoy gaming, dining and entertainment.

     Decorated throughout in a fun-filled Brazilian Carnival and rain forest theme, the Rio is currently comprised of an 89,000 square foot casino, three 21-story hotel towers containing 1,551 suites, eight restaurants, seven bars, a 430-seat entertainment complex, meeting and banquet space, a 59,000 square foot outdoor entertainment area featuring a landscaped sand beach and two swimming pools and parking for over 3,200 cars. The Rio's casino offers approximately 2,000 slot machines, 76 table games, a poker room, keno and a race and sports book.

     The Rio originally opened in 1990 with 424 suites and 44,000 square feet of casino space. Within the past three years the Rio has been expanded to its present configuration in phases in accordance with its original master plan. In the fall of 1993, the Company added a second hotel tower with 437 suites, a new restaurant and meeting rooms through a $37 million expansion (the "Phase II Expansion" or "Tower Expansion"). In April 1994, the Company completed a $25 million expansion (the "Eastside Expansion") which included a 25,000 square foot addition to the casino, a two-story parking garage, a new restaurant and the Copacabana showroom. In March 1995, the Rio completed a $75 million expansion (the "Phase III Expansion") which encompassed a third hotel tower with 549 suites, 10,000 square feet of casino space, a new three-level parking garage and a 50% expansion to its award winning Carnival World Buffet. In December 1995, the Company completed a $20 million expansion (the "Phase IV Expansion") which added 141 suites, approximately 5,400 square feet of meeting room space, doubled the size of the existing Buzios seafood restaurant, added a new health club and salon facility and included a variety of back-of-the-house improvements. Completion of the Phase IV Expansion brought the Rio's total number of hotel suites to 1,551.

     In June 1995, the Company announced a three-phased expansion and development plan intended to be implemented over the next several years. The three-phased expansion and development plan consists of an approximately $185 million expansion at the Rio (the "Phase V Expansion"), acquisition of approximately 22 acres of land adjacent to the Rio to be master-planned for the development of another hotel-casino and the purchase of approximately 64 acres southeast of Las Vegas (the "Old Vegas Site") for possible future hotel-casino development. Of the 22 acres of land adjacent to the Rio, approximately 5 acres were purchased in 1995 and acquisition agreements have been entered into for the remaining 17 acres. The Company expects to finalize the purchase of all 17 acres during 1996.

     The Company was incorporated in California in 1981 and reincorporated in Nevada in 1988. The Company changed its name from MarCor Resorts, Inc. to Rio Hotel & Casino, Inc. in February 1992. Its executive offices are located at 3700 West Flamingo Road, Las Vegas, Nevada 89103, and its telephone number is (702) 252-7733.

PHASE V EXPANSION

     The Phase V Expansion, for which construction commenced in September 1995, will center around a 41-story curved tower containing approximately 1,000 new suites located immediately southeast of the existing towers. The Phase V Expansion is planned to include 120,000 square feet of public space containing a casino expansion with capacity for approximately 600 slot machines and 30 table games, new retail and entertainment space, 6 additional restaurants, including one restaurant at the top of the tower overlooking the Strip, as well as an expanded pool and beach area and additional parking facilities. The new suites will be similar in size and decor to the existing suites.

     As currently contemplated, the public area expansion will be based upon a Brazilian Carnival Mardi Gras theme. The new casino area will provide regular entertainment, as periodically a themed overhead entertainment attraction will provide an interactive show with patrons. The attraction will feature performers dressed in festive attire who will sing and dance. The attraction may change to celebrate different holidays and special events.

     Management believes the Phase V Expansion will increase the number of tour and travel customers while enhancing the amenities available to local patrons. Given the Rio's high average occupancies and significant room turnaways, management believes that the additional room inventory will be successfully absorbed. Opening of the Phase V Expansion is expected to occur in the spring of 1997.

BUSINESS STRATEGY

     The Company's business strategy focuses on attracting and fostering repeat business from customers in the local resident and tourist markets in the middle to upper-middle income segments. To implement its business strategy, the Company capitalizes on its unique all-suite concept, strategic location, Brazilian Carnival theme, diverse product offering and friendly service. The Company strives to provide a quality, affordable gaming and entertainment experience in order to generate high customer satisfaction and loyalty. The Rio's value-priced suites and restaurants provide an attractive alternative to conventional Las Vegas properties for visitors who desire to avoid the crowds and congestion of the Strip. The Interstate 15 and Flamingo Road location is also ideal for attracting local residents.

     To encourage repeat visits, the Company attempts to ensure that each customer has an enjoyable, high quality and high value experience. Management believes that it must offer consistent quality, a comfortable and fun atmosphere and, most importantly, friendly service at affordable prices to provide a high value experience to its customers. Accordingly, the Rio's suites offer guests approximately 50% more space than comparably priced Las Vegas hotel rooms. Similarly, the Company's restaurants have won awards year after year for their quality dining. All of the Rio's restaurants offer generous portions of high quality food at reasonable prices which management believes is a major factor in attracting the value-conscious local customer.

     Management believes that friendly service combined with a quality facility are integral to generating repeat business from locals as well as tourists. As a result, management continually seeks to instill in each employee a sense of service excellence designed to exceed guest expectations. To motivate its employees, management also strives to instill a sense of "Team Rio" in all of the Company's employees. Management strongly believes that its employees are one of the Company's biggest assets.

     The Company has created an identifiable and innovative marketing presence and continues to build on its "signature" Rio theme. The Rio's Brazilian Carnival and rain forest theme incorporates bright colors, creative interior designs, festive employee costumes and other exotic touches to contribute to its tropical ambiance. The Rio's message of a fun-filled, colorful atmosphere is constantly emphasized. The Rio has developed the Rio Rita(TM) character as a promotional ambassador to the Rio's hotel-casino guests and as a focal point upon which many promotional activities have been built, such as Rio Rita's(TM) Paycheck Poker Wheel, Carnival Dice(TM), the Jackpot Jungle(TM), Rio Rita's(TM) Lotto Bucks, Carnival Days(TM), Copacabana(TM) Dinner Show, Conga Mania(TM) and Brazilia Days(TM). The Company advertises extensively in the Las Vegas area print, television and radio media, and periodically in Southern California, Phoenix and other regional markets.

     The success of the Company's business strategy is evidenced by the large number of awards the Rio has received. In March 1995, the Rio won recognition through 10 "Best of Las Vegas" awards in an annual readers' survey published by Nevada's largest daily newspaper. Among others, these distinctions included: "Best Buffet," "Best Italian Restaurant," "Best Coffee Shop," "Best Steakhouse," "Friendliest Employees" and "Most Efficient Service." In addition, the Rio received recognition in the 1995 ZAGAT U.S. HOTELS, RESORTS & SPAS SURVEY for "Best Rooms," "Best Dining," "Best Service" and "Best Overall" in Las Vegas. Since these awards, however, are based upon subjective criteria, undue significance should not be attributed to these awards.
Management believes that these awards exemplify the Company's reputation for quality and value.

MARKETING STRATEGY

     The Company's marketing efforts are targeted at both the local patron and the tourist market. To market to local patrons, the Rio relies on its convenient location, its ample parking, its value-priced food and its slot machine variety. Management believes that its restaurants, in particular the Carnival World Buffet, are some of the Rio's greatest attractions for local patrons. The Carnival World Buffet is one of the most popular buffets in Las Vegas due to its extensive selections, its high quality food and the entertainment provided by the live-action cooking stations. During 1995, the Carnival World Buffet served an average of approximately 7,500 people per day. In addition to its emphasis on food and beverage, the Rio also has an aggressive marketing program which encompasses frequent radio, television and newspaper advertising, a variety of promotions directed at the local customer and other programs such as check cashing promotions.

     To attract visitors and fill the Rio's hotel rooms, the Company markets primarily to three segments of the tourist market: independent travel, wholesale and special casino customers. The independent travel segment consists of those travelers not affiliated with groups who make their reservations directly with the Rio or through independent travel agents. To attract the independent traveler, the Rio periodically utilizes print media, radio and direct mail to advertise in Southern California, Phoenix and other regional travel markets. In addition, the Company's sales force frequently attends trade shows in order to establish relationships with and promote the Rio to travel agents nationwide. The wholesale segment comprises those patrons participating in travel packages offered by air tour operators. To capture this segment of the market, the Rio has developed specialized marketing programs for, and cultivated relationships with, these operators. Finally, special casino customers are those frequent gaming customers who are in regular communication with Rio casino marketing personnel. The Rio utilizes a variety of promotions and special events and other amenities in marketing to this segment.

RIO LOCATION

     The Rio is strategically located to take advantage of the dynamic residential and commercial growth of the western portion of metropolitan Las Vegas, while offering proximity and easy access to the "Old Four Corners" (Flamingo Road and the Strip) and the "New Four Corners" (Tropicana Avenue and the Strip) areas of the Las Vegas Strip.

THE RIO

     Since 1992, the Company has consistently expanded the Rio under its master plan. Upon the completion of the Phase V
Expansion, the Rio will have approximately 2,550 suites, 2,600 slot machines and 92 table games.

                                                       APPROXIMATE
                                                           TOTALS
                                                            AFTER
                       AS OF AND FOR THE YEAR ENDED      COMPLETION
                               DECEMBER 31,                  OF
                     1995     1994      1993     1992      PHASE V

 Casino square
   footage           89,000   89,000   79,000    54,000      120,000
 Slot machines        2,098    2,200    1,950     1,450        2,600
 Table games             73       53       44        31           92
 Hotel suites         1,551      861      861       424        2,550
 Average daily
  hotel occupancy      94.5%    95.9%    96.8%     96.5%           --
 Average daily
  room rate          $72.18   $63.80   $62.60    $64.09           --
 Restaurant seats     2,540    2,440    1,843     1,209        3,840


     GAMING. The Rio has 89,000 square feet of casino space. The casino currently has approximately 2,000 slot machines; 76 table games, including "21," craps, roulette, pai gow poker, Caribbean stud poker and mini-baccarat; other casino games such as keno and poker; and a race and sports book.

     Gaming operations at the Rio are continually being monitored and modified to respond to both changing market conditions and customer demand in an effort to attract new customers while retaining its existing customer base. New and innovative slot and table games have been introduced based on customer feedback and demand from both local customers and Las Vegas visitors. Management has introduced such games as Rio Rita's(TM) Royals, Rio Rita's(TM) Bonus Poker, Sneaky Queens(TM), Mambo Bucks(TM) and Rio Rita's(TM) Paycheck Poker Wheel. Management devotes substantial time and attention to the type, location and player activity of all gaming devices.

     HOTEL. The Rio's 21-story hotel towers contain a total of 1,551 suites, comprised of 1,504 standard Rio suites, 16 "super" suites, 18 "cariocas" suites, 6 two-story penthouse suites, and 7 executive suites that combine a conference room and an adjoining suite. The Company has progressively added new hotel suites since 1993 to meet its consistently strong demand. Despite such expansion, the Rio has maintained average occupancy rates of 95.9% and 94.5% for 1994 and 1995, respectively. During 1994 and 1995, management believes that approximately two potential room night bookings were turned away for each room night booking accepted. The Phase V Expansion will add another approximately 1,000 suites in the spring of 1997.

     The standard Rio suite measures approximately 600 square feet, compared to approximately 400 square feet for the typical Las Vegas hotel room. The Brazilian Carnival and rain forest theme is carried throughout the guest suites in wall coverings, art work and other designer accents. Suite amenities include carved wood finishes, cut glass, polished granite surfaces, marble tile in the bath areas, room safes and refrigerators.

     RESTAURANTS. While important to attracting Las Vegas visitor gaming customers, the high quality, value and variety of food services are critical to consistently attracting the local resident gaming customer to the Rio. To provide such variety, seven bars and eight restaurants are located in the Rio's main floor area. The Rio currently serves an average of approximately 13,000 meals per day, including banquets and room service. The following table sets forth, for each restaurant, the type of service provided and the current seating capacity:


                                                         NUMBER
                                    TYPE                   OF
                                                          SEATS

 All American Bar   Steaks, ribs, chicken and seafood        202
 & Grille

 Antonio's          Italian fine-dining                      100

 Beach Cafe         24-hour full menu coffee shop            318
                    featuring American and Chinese
                    cuisine

 Buzios             Seafood and oyster bar                   160

 Carnival World     Buffet with live action cooking        1,040
 Buffet             featuring Brazilian, Chinese,
                    Italian, Mexican, Japanese, Western
                    BBQ and traditional buffet




 Toscano's Deli &   Deli items, pizza and pasta, ice         104
 Market             cream and gelato, and a large
                    selection of bakery products

 Copacabana         Copacabana Dinner Show and Club Rio      430
 Showroom           nightclub

 Fiore Rotisserie   Fine-dining featuring rotisserie-        186
 & Grille           grilled seafood, beef and poultry

                                                    Total  2,540


     ENTERTAINMENT AND OTHER ATTRACTIONS.   The Rio's Copacabana
Showroom is a unique, circular 430-seat video, entertainment and restaurant complex which features two 12-foot by 90-foot video screens, an exhibition cooking area, multiple tiers of dining room seating and a stage. The Copacabana Showroom features the Copacabana Dinner Show, a musical review designed around the Rio's theme. After the dinner show the Copacabana Showroom is converted into Club Rio, a late-night dance club. The showroom is also used for casino-hosted events, concerts, viewing of sporting events on the large video screens, and corporate meetings that capitalize on the unique audio visual qualities of the room.

     The Ipanema Lounge and Mambo's Lounge each offer live entertainment in separate casino cocktail settings. The Rio also houses a gift shop, a Rio logo shop, a spa, a hair and beauty salon, and an exercise room, as well as approximately 13,250 square feet of public meeting and banquet room facilities.

     The Rio's pool/outdoor entertainment area is approximately 59,000 square feet and includes a landscaped sand beach, an 11-foot waterfall, two swimming pools, a multi-level spa, and a terrace bar and food service facility. The Company hosts beach parties, volleyball games, outdoor concerts with name performers and other special events, including professional sporting events.

EXPANSION STRATEGY

     RIO MASTER PLAN. The Rio's conceptual master plan was originally designed to accommodate multiple expansions without significantly interrupting normal business operations. This design included construction of a reinforced foundation for the hotel tower and a elevator core to support and facilitate additional room construction. The Company has also assembled ample acreage to allow future expansions. Starting from its original 30 acres, the Company acquired additional acreage in 1989 and 1991, bringing the current Rio site to 45 acres, exclusive of the additional 22 acres currently under acquisition as described elsewhere herein.

     Management believes that a high quality, well-maintained property offering innovative entertainment is integral to success in the highly competitive Las Vegas gaming market. This belief has driven the Company's master plan development strategy. The Company has added substantial new facilities at the Rio every year since 1992.

                                             START
                                             DATE    OPENING

   Initial Construction                      12/88      1/90

   Casino (10,000 sq. ft.)/Buffet
   Expansion                                 7/92      12/92

   Phase II Expansion
     Buzios Restaurant                       1/93       5/93
     Meeting Rooms                           1/93       8/93
     437-Suite Tower                         1/93       9/93

   Eastside Expansion
     Two-Story Parking Garage                7/93      10/93
     Casino Space (25,000 sq. ft.)           7/93      12/93
     Copacabana Showroom                     7/93       2/94
     Fiore Restaurant                        7/93       4/94
     Expanded Pool Area                      7/93       4/94

   Phase III Expansion
     Three-Story Parking Garage              5/94       8/94
     Casino Space (10,000 sq. ft.)           5/94      11/94
     Buffet Expansion                        5/94      11/94
     549-Suite Tower                         5/94       2/95

   Phase IV Expansion
     141-Suite Addition                      4/95      12/95
     Buzios Expansion                        4/95      12/95
     Meeting Rooms Expansion                 4/95      11/95
     Health Club and Salon                   4/95      12/95


     To date, the Company has invested in excess of $250 million in the development, expansion and renovation of the Rio. The
Phase V Expansion will continue the Rio's commitment to continued development and provide new, innovative entertainment attractions.

     ADDITIONAL GAMING OPPORTUNITIES.   The Company has also
entered into commitments to acquire approximately 22 acres of land adjacent to the Rio site, bringing the total Rio acreage to approximately 67 acres. The entire Rio site is now being master-planned for the development of another hotel-casino, the size and timing of which has not yet been determined.

     As the third step in its strategic plan to provide further growth for the Company, in 1995 the Company purchased the approximately 64 acre Old Vegas Site southeast of Las Vegas in Henderson, Nevada. The Old Vegas Site, already zoned for a hotel-casino, is situated where the Boulder Highway enters the Las
Vegas valley from Phoenix and Laughlin along U.S. Highway 93-95. The timing and scale of the proposed development has not yet been determined. Moreover, the Company may pursue additional opportunities that management believes to be in the best interests of the Company.

COMPETITION

     The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American land and other forms of legalized gaming. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than the Company.

     The Rio faces competition from all other casinos and hotels in the Las Vegas area, including competitors located on the Las Vegas Strip, on the Boulder Highway and in downtown Las Vegas. Such competition includes a number of hotel-casinos targeted primarily toward local residents, as well as numerous non-hotel gaming facilities targeted toward local residents. In recent months, several of the Company's direct competitors have opened new hotel-casinos or have commenced or completed major expansion projects, and other expansions are in progress or are planned. As of December 31, 1995, there were 37 major gaming properties located on or near the Las Vegas Strip, 14 located in the downtown area, 4 located on the Boulder Highway and 11 located in other areas in or near Las Vegas. According to the Las Vegas Convention and Visitors Authority, the Las Vegas hotel-motel room inventory was 90,046 as of December 31, 1995. Seven new hotel-casinos and 7 hotel-casino expansions are under construction or have been announced, which will add approximately 19,000 rooms to the Las Vegas area over approximately the next two years. Four of the new hotel-casinos are major resorts with a theme and an attraction which are expected to draw significant numbers of visitors. Major expansions or enhancements of existing properties or the construction of new properties by competitors, could have a material adverse effect on the Company's business.

     To a lesser extent, the Rio competes with hotel-casinos located in the Mesquite, Laughlin and Reno-Lake Tahoe areas of Nevada and in Atlantic City, New Jersey. The Company also competes with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and international gaming operations. In addition, many states have legalized, and additional other states are currently considering legalizing, casino gaming within those states. The Company believes that the growth in the legalization of gaming is fueled by a combination of increasing popularity and acceptability of gaming activities and the desire and need for states and local communities to generate revenues without increasing general taxation. The Company believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area, such as Chicago or Los Angeles, could have a material adverse effect on its current hotel-casino business. According to the Attorney General of California, as of January 1996, there were approximately 9,000 slot machines illegally located in approximately 30 casinos on Native American land throughout California, including four casinos in the Palm Springs area. In November 1995, a proposed initiative for the approval of gaming on Native American land in California was submitted to the California Attorney General's office but is facing opposition from certain government, law enforcement and religious leaders. The development of casinos, lotteries and other forms of gaming in other states, particularly in areas close to Nevada, such as California, could adversely affect the Company's operations.

     As its principal methods of competition, the Company utilizes what management believes to be its unique all-suite concept based upon a Brazilian Carnival and rain forest theme, diverse high quality dining, friendly service and ample parking, which management believes provide an attractive alternative to the closest source of the Company's competition, the Las Vegas Strip, and a fun and comfortable environment in which to enjoy gaming, dining and entertainment.

REGULATION AND LICENSING

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Commission, the Nevada State Gaming Control Board (the "Nevada Board"), and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board, and the Clark County Board are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

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

     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have such holder's suitability as a beneficial holder of the Company's voting securities determined, if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

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

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On
July 27, 1995, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. Such approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

     Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby such person obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

     Licensee fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either (i) a percentage of the gross revenues received, (ii) the number of gaming devices operated or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

EMPLOYEES

     As of  December 31, 1995, the Company employed approximately
3,074 employees. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company owns the 45-acre site in Las Vegas on which the Rio is located. The Rio site is subject to a deed of trust securing the Company's $175 million revolving credit facility
(the "Rio Bank Loan"), of which $125 million and $10 million were outstanding at December 31, 1994 and 1995, respectively. The Company is in the process of accumulating 22 acres of land adjacent to the current Rio site. In 1995 the Company purchased approximately five of such acres of improved land (the "Warehouse Site"). The purchase of the remaining approximately 17 additional acres of land is currently in escrow, which upon closing will bring the total Rio acreage to approximately 67 acres. The entire Rio site, including the Warehouse Site and the additional property the Company is acquiring, is now being master-planned for the development of another hotel-casino, the size and timing of which has not yet been determined. In 1995 the Company purchased the approximately 64 acre Old Vegas Site on Boulder Highway southeast of Las Vegas. The Company is presently considering various development options for the property.

ITEM 3.  LEGAL PROCEEDINGS

     William H. Ahern v. Caesars World, Inc., et al., Case No. 94-532-Civ-Orl-22, instituted on May 10, 1994 (the "Ahern
Complaint") and William Poulos v. Caesars World, Inc., et al., Case No. 94-478-Civ-Orl-22, instituted on April 26, 1994 (the "Poulos Complaint") (collectively, the Ahern Complaint and the Poulos Complaint are referred to as the "Complaints"). Two individuals, each purportedly representing a class, filed the Complaints in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The Complaints allege that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints allege violations of the Racketeer Influenced and Corrupt Organizations Act (the "RICO Act"), as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Complaints were consolidated and transferred to the United States District Court for the District of Nevada. Management believes that the Complaints are without merit and intends vigorously to defend the allegations.

     Larry Schreier v. Caesars World, Inc., et al., Case No. 95-923-LDG (RJJ), instituted on September 26, 1995, in the United States District Court for the District of Nevada, Southern District. An individual, purportedly representing a class, filed a complaint against four manufacturers, three distributors and 38 casino operators, including the Company, that manufacture, distribute or offer for play video poker and electronic slot machines. The individual allegedly intends to seek class certification of the interests he claims to represent. The complaint alleges that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The complaint alleges violations of the RICO Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $1 billion.
The complaint is similar to the Poulos Complaint and the Ahern Complaint. The Company filed a motion to dismiss the complaint. The court has not yet ruled on the motion. Plaintiff's attempts to consolidate this action with the Ahern Complaint and Poulos Complaint were not successful. Management believes that the complaint is without merit and intends vigorously to defend the allegations.

     Hyland, et al. v. Griffin Investigations, et al., Case No. 95-CV-2236 (JEI) instituted on May 5, 1995 in the United States District Court for the District of New Jersey (Camden Division). The Company, together with 76 other casino operators and others, is named as a defendant in the action. The action, purportedly brought on behalf of "card counters," alleges that the casino operators exclude "card counters" from play and share information about "card counters." The action is based on alleged violations of federal antitrust law, the Fair Credit Reporting Act, and various state consumer protection laws. The amount of damages sought by the plaintiffs in the action is unspecified. The Company has made a motion to dismiss the complaint. The court has not yet ruled on the motion. Management believes that the complaint is without merit and the Company intends vigorously to defend the allegations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5.  MARKET   FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
         STOCKHOLDER MATTERS.

     (a)  Price Range of Common Stock

     The Company's common stock, $.01 par value ("Common Stock"), began trading on the New York Stock Exchange (the "NYSE") under the symbol "RHC" on January 11, 1996. Prior to this date, the Company's Common Stock was traded on the Nasdaq National Market under the symbol "RIOH". The following table sets forth the high and low closing sale prices of the Company's Common Stock, as reported by the NYSE and the Nasdaq National Market, during the periods indicated.

                                               High    Low
    1994
          First Quarter                     $18 1/8     $14 1/4
          Second Quarter                     16 1/2      12 5/8
          Third Quarter                      14 3/8      12 3/8
          Fourth Quarter                     14 1/8      11 11/16
    1995
          First Quarter                      14          11 1/4
          Second Quarter                     16 5/8      13 1/4
          Third Quarter                      14 3/4      12 1/2
          Fourth Quarter                     13 5/8      11 5/8
    1996
          First Quarter (through             14 3/8      11 7/8
            February 29, 1996)


     The last reported sale price of the Common Stock on the NYSE on February 29, 1996 was $13.75 per share. There were approximately 1,607 holders of record of the Company's Common
Stock as of February 29, 1996.

     (b)  Dividend Policy

     The Company has never declared or paid cash dividends on its Common Stock. The Company presently intends to retain earnings to finance the operation and expansion of its business and does not anticipate declaring cash dividends in the foreseeable future. Under the terms of the covenants in the Rio Bank Loan (as defined below), the Company's wholly owned subsidiary, Rio Properties, Inc. ("Rio Properties") cannot pay dividends to the Company without the consent of the lenders. Under the terms of the Indenture (as defined below), governing the Subordinated Notes (as defined below), the payout of dividends and other distributions is subject to specified restrictions.


Item 6.  Selected Financial Data (1)

                                                  Year Ended December 31,

                                                 1995            1994                1993


Revenues from Continuing Operations          $192,537,954     $146,299,304     $109,981,585

Income from Continuing Operations            $ 18,745,479     $ 15,966,409     $ 11,679,991

Loss from Discontinued Operations                   - - -            - - -           - - -

Minority Interest in Earnings                       - - -            - - -     $     - - -

Extraordinary Items                                 - - -     $      - - -     $   (253,711)

Cumulative Effect of Accounting Change              - - -     $      - - -         (776,888)

Net Income                                   $ 18,745,479     $ 15,966,409     $ 10,649,392

Primary Earnings Per Common Share:

   Income from Continuing Operations         $       0.87     $       0.74     $       0.60

   Loss from Discontinued Operations                - - -            - - -            - - -

   Extraordinary Items                              - - -     $      - - -     $      (0.01)

   Cumulative Effect of Accounting Change           - - -     $      - - -            (0.04)

   Net Income                                $       0.87     $       0.74     $       0.55

Total Assets                                 $308,791,594     $301,165,272     $218,050,376

Long-Term Debt, net of current               $110,176,765     $110,146,869     $ 56,875,753

Total Stockholders' Equity                   $162,887,900     $147,839,167     $129,838,481

Cash Dividends Declared Per Common Share            - - -            - - -            - - -



                                                Year ended December 31,

                                                  1992            1991

Revenues from Continuing Operations        $ 82,475,164       $ 65,784,480

Income from Continuing Operations          $  5,756,628       $     381,181

Loss from Discontinued Operations          $      - - -       $    (395,102)

Minority Interest in Earnings              $   (242,240)      $     (33,164)

Extraordinary Items                        $    793,511             166,168

Cumulative Effect of Accounting Change            - - -               - - -

Net Income                                  $  6,307,899       $    119,083

Primary Earnings Per Common Share:

   Income from Continuing Operations        $       0.37       $       0.03

   Loss from Discontinued Operations        $      - - -       $      (0.03)

   Extraordinary Items                      $       0.05               0.01

   Cumulative Effect of Accounting Change          - - -              - - -

   Net Income                               $       0.42       $       0.01

Total Assets                                $149,518,427       $112,267,283

Long-Term Debt, net of current              $   50,906,000     $ 53,494,595

Total Stockholders' Equity                  $   86,872,151     $ 47,731,447

Cash Dividends Declared Per Common Share             - - -           - - -

(1)  The Company divested its real estate operations in December 1991 and results from these operations are stated and shown above as discontinued operations.



                          RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                        First       Second      Third
(In thousands except per share data)    Quarter     Quarter     Quarter

1995 (a)

 Revenues                               $  43,828   $  47,956   $  49,765
 Operating profit                           8,387       9,351      10,182
 Net income                                 4,512       4,914       4,884

 Net income per common share (b)        $    0.21   $    0.23   $    0.23


1994 (a)

 Revenues                               $  34,049   $  36,168   $  37,371
 Operating profit                           6,622       6,923       6,746
 Net income                                 3,979       4,780       4,022

 Net income per common share (b)        $    0.17   $    0.22   $    0.19


                                        Fourth
(In thousands except per share data)    Quarter        Total

1995 (a)

 Revenues                               $  50,989   $ 192,538
 Operating profit                           9,218      37,138
 Net income                                 4,435      18,745

 Net income per common share (b)        $    0.21   $    0.87


1994 (a)

 Revenues                               $  38,711   $ 146,299
 Operating profit                           5,512      25,803
 Net income                                 3,185      15,966

 Net income per common share (b)        $    0.15   $    0.74



(a)There were no dividends paid in 1995 or 1994

(b)Net income per share calculations for each quarter are based on the weighted average number of common stock and common stock equivalents outstanding during the respective quarters. Accordingly, the sum of the quarters does not equal the full year income per share for 1995 or 1994.


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

     The Company's sole business is the operation of the Rio, which opened in January 1990. The Rio was originally owned and operated by a limited partnership (the "Rio Partnership") formed by the Company in 1988. Through a series of transactions involving an exchange of preferred stock for partnership interests and later a merger of Rio Partnership into Rio Properties, the Company increased its ownership of the Rio from 34.4% in 1988 to 100% in 1992. Prior to 1990, the Company's operations consisted of real estate development and management. In December 1991, the Company sold all real estate assets and operations not used or held for the operation or expansion of the Rio. In 1995, as part of the Company's three-phased expansion and development plan, the Company entered into agreements for the purchase of approximately 22 acres adjacent to the Rio and approximately 64 acres southeast of Las Vegas, both of which may be developed into future hotel-casino projects.

     The Rio was designed to permit multiple expansions in accordance with a conceptual master plan and has received necessary governmental approvals for the Phase V Expansion. An
$8 million buffet-casino expansion was completed in December
1992; the $37 million Tower Expansion was completed in September 1993; and the $25 million Eastside Expansion was completed in April 1994. In May 1994, the Company commenced its Phase III Expansion, an expansion which contained a total of 549 additional suites (365 new suites were placed into service in February 1995 and the remaining suites were placed into service in March 1995), approximately 10,000 square feet of new casino area that accommodated approximately 300 additional slot machines (opened November 1994), an expansion of the Carnival World Buffet by approximately 50% (opened November 1994), a 527-space, three-level parking garage (opened August 1994), and associated back-of-the-house enhancements. The Phase III Expansion was completed in phases from August 1994 through March 1995. In April 1995, the Company commenced its $20 million Phase IV Expansion. The project added 141 suites to the existing 1,410 suites, added approximately 5,400 square feet of meeting room space, increased the size of the existing Buzios seafood restaurant to approximately 160 seats, added a new health club and salon facility and included a variety of back-of-the-house improvements. Completion of the Phase IV Expansion occurred in stages through the end of 1995. See "Item l. Business-Expansion Strategy".

YEARS ENDED DECEMBER 31, 1995 AND 1994

     Operating profit for the Company increased to $37.1 million for 1995 from $25.8 million for 1994, an increase of $11.3 million or 44%. Management believes that the improvement in operating results was due to the additional 365 new hotel suites placed into service in February 1995, the additional 184 new hotel suites placed into service in March 1995, the additional 141 new hotel suites placed into service in December 1995, an average monthly increase from 1994 levels of approximately 174 slot machines and 19 table games, additional restaurant capacity and improved operating efficiencies in the hotel department.

     Net revenues for the Company increased to $192.5 million for 1995 from $146.3 for 1994, an increase of $46.2 million or 32%. Casino revenues increased to $105.5 million for 1995 from $87.2 million for 1994, an increase of $18.3 million or 21%. The increase in casino revenues was due primarily to an increase in slot machine revenues of $8.5 million or 16% to $63.0 million for 1995 from $54.5 million for 1994 and an increase in table games revenues of $10.3 million or 40% to $36.1 million for 1995 from $25.8 million for 1994, resulting from the additional slot machines and table games discussed above, as well as an increase in the per unit win of both slots and table games.

     Room revenues increased by $14.5 million or 76% to $33.8 million for 1995 from $19.3 million for 1994. The increase in room revenue resulted primarily from the addition of 365 new hotel suites placed into service in February 1995, 184 new hotel suites placed into service in March 1995, and 141 new hotel suites placed into service in December 1995. The additional 690 suites placed into service in 1995 increased the Rio's total to 1,551 suites compared to 861 suites for 1994. Demand for the Rio's suites remained high during 1995 with a 94% average daily occupancy compared to a 96% average daily occupancy during 1994. The average number of suites available during 1995 was 1,354 compared to 861 during 1994. The average daily room rate during 1995 was $72.18 compared to $63.80 during 1994.

     Food and beverage revenues increased to $60.0 million for 1995 from $47.6 million for 1994, an increase of $12.4 million or 26%. The successful opening in February 1994 of the Copacabana Showroom, a 430-seat video, entertainment and restaurant complex; the successful opening in April 1994 of Fiore, a 186-seat fine dining restaurant; the successful opening in June 1994 of Club Rio, a late-night dance club; the successful completion in November 1994 of a 50% expansion of the Carnival World Buffet to 980 seats; and increased beverage sales as a result of increased gaming customers all contributed to the increase in food and beverage revenues.

     Other revenues for 1995 were $12.0 million, which included entertainment admission revenues of $4.1 million, retail sales of $4.1 million and miscellaneous other operating revenues, primarily telephone revenues, of $3.8 million. This represented an increase in other revenues of $4.9 million, or 68%, compared to the $7.1 million in other revenues generated during 1994. The increase in other revenues resulted primarily from increased entertainment admission revenues, retail sales and telephone revenues resulting from increased business levels.

     The Company's operating margins were relatively consistent during 1995 compared to 1994. Operating profit as a percentage of net revenues was 19% during 1995 compared to 18% during 1994. Casino operating profit was relatively constant at 55% during 1995 compared to 56% during 1994. Food and beverage operating profit remained relatively constant at 20% during 1995 compared to 19% during 1994. Hotel operating profit increased to 69% during 1995 compared to 66% during 1994 due to efficiencies resulting from increased customer volume, effective cost controls and a higher average room rate during 1995 compared to 1994. Selling, general and administrative expenses were 14% of net revenues in both 1995 and 1994.

     During 1995, promotional allowances were $18.8 million, or 9% of gross revenues, which represented the retail value of rooms, food, beverage and other services provided to customers without charge. The estimated cost of providing such promotional allowances was $11.1 million. This compares to 1994 when promotional allowances were $14.9 million, or 9% of gross revenues, and the estimated cost of providing such promotional allowances was $9.1 million.

     Depreciation and amortization increased by $3.3 million or 31% to $14.2 million for 1995 compared to $10.9 million for 1994.
This increase is attributable to depreciation expense from various completed expansion projects such as the Company's
Eastside Expansion and the Phase III Expansion.

     Other expenses of the Company increased primarily because of higher interest expense. Borrowing levels increased in 1995 compared to 1994 due to funding costs of the various expansion projects. Also, in July 1995, in anticipation of the funding requirements for the Phase V Expansion, the Company issued
$100 million in 10 5/8% Senior Subordinated Notes. (See "Item 7. Liquidity and Capital Resources"). The fixed coupon rate of 10 5/8% was higher than the floating rate that the Company was paying under the Rio Bank Loan. Consequently, the issuance of these notes resulted in an increase in interest expense.
Interest expense for 1995 was reduced by $949,423 because of interest capitalized on amounts expended on the Phase III Expansion, the Phase IV Expansion and the Phase V Expansion. Interest expense for 1994 was reduced by $619,887 because of interest capitalized on amounts expended on the Eastside Expansion and the Phase III Expansion. Other income for 1994 was a one-time gain of $1.1 million related to the resale of two real estate parcels previously owned by the Company. A one-time gain of $966,510 related to the sale of real estate which was sold by the Company to a related party in December 1991. In April 1994, the real estate was resold to a non-related party. Pursuant to the terms of the sales agreement between the Company and the related party, the Company was entitled to a portion of the resale proceeds, which equaled $966,510, net of expenses.
Another one-time gain of $173,500 related to the sale of a second piece of real property owned by the Company until May 1991, when it was sold to a non-related party. Pursuant to the terms of the sales agreement, the Company was entitled to a portion of the resale proceeds or refinancing amount, which equaled $173,500, net of expenses.

     Net income for 1995 increased 17% to $18.7 million or $0.87 per share (fully diluted) from $16.0 million or $0.74 per share
(fully diluted) for 1994 as a result of the factors discussed above.

YEARS ENDED DECEMBER 31, 1994 AND 1993

     Operating profit for the Company increased to $25.8 million for 1994 from $20.2 million for 1993, an increase of $5.6 million or 27.5%. Management believes that the improvement in operating results was due to increased business levels in 1994 as a result of having an additional 437 hotel suites for nine months of the year, an addition of approximately 800 slot machines (approximately 500 slot machines were added in December 1993 and approximately 300 slot machines were added in November 1994), an addition of approximately 13 table games and additional restaurant capacity compared to 1993.

     Net revenues for the Company increased to $146.3 million for 1994 from $110.0 million for 1993, an increase of $36.3 million or 33%. Casino revenues increased to $87.2 million for 1994 from $71.3 million for 1993, an increase of $15.9 million or 22%. The increase in casino revenues was due primarily to an increase in slot machine revenues of $9.3 million or 20% to $54.5 million for 1994, from $45.2 million for 1993, and an increase in table games revenues of $6.0 million or 30% to $25.8 million for 1994, from $19.8 million for 1993, resulting from the additional slot machines and table games discussed above.

     Room revenues increased to $19.3 million for 1994 from $12.3 million for 1993, an increase of $6.9 million or 56%. The increase in room revenues resulted primarily from the addition of 437 suites during the fourth quarter of 1993 (375 new suites were placed in service in September 1993 and 62 suites were placed in service in October 1993), bringing the Company's total to 861 suites available during 1994. Demand for the Rio's suites remained high during 1994, at a 96% average daily occupancy compared to a 97% average daily occupancy during 1993. The average daily room rate during 1994 was $63.80 compared to $62.60 during 1993.

     Food and beverage revenues increased to $47.6 million for 1994 from $32.6 million for 1993, an increase of $15.1 million or 46%. The increase was principally due to the successful opening in February 1994 of a new 430-seat video, entertainment and restaurant complex, the successful opening in April 1994 of a new 186-seat fine dining restaurant, the successful completion in November 1994 of a 50% expansion of the Carnival World Buffet to 980 seats, an increase in the number of patrons served in other Rio restaurants and an increase in the average food check.

     Other revenues for the year ended December 31, 1994 were $7.1 million, which included entertainment admission revenues of $1.9 million, retail sales of $2.6 million and miscellaneous other operating revenues, primarily telephone revenues of $2.6 million. This represented an increase in other revenues of $2.9 million, or 69%, compared to the $4.2 million in other revenues generated during the twelve months ended December 31, 1993. The increase of $2.9 million was attributable to increases of approximately $0.9 million in each of admission revenues, retail sales, and miscellaneous other revenues.

     The Company's operating margins were relatively consistent during 1994 compared to 1993. Operating profit as a percentage of net revenues was 18% in both 1994 and 1993. Casino operating profit was 56% in both 1994 and 1993. Food and beverage operating profit improved to

19% during 1994 compared to 15% during 1993 as a result of an increase in volume, price increases and effective cost control measures. Hotel operating profit improved to 66% during 1994 compared to 64% during 1993 as a result of a higher average room rate and effective cost control measures. Selling, general and administrative expenses were 14% of net revenues during 1994, of which $421,367 were expenses related to gaming development. This compares favorably to 1993 when selling, general and administrative expenses were 15% of net revenues, which did not include any material expenditures related to gaming development.

     During 1994, promotional allowances were $14.9 million, or 9% of gross revenues, which represented the retail value of rooms, food, beverage and other services provided to customers without charge. The estimated cost of providing such promotional allowances was $9.1 million. This compares to 1993 when promotional allowances were $10.4 million, or 9% of gross revenues, and the estimated cost of providing such promotional allowances was $6.9 million.

     Depreciation and amortization increased to $10.9 million for 1994 from $7.5 million for 1993, an increase of $3.3 million or 44%. This increase is attributable to a full year of depreciation on the Phase II Expansion which was completed in September 1993, depreciation on the Eastside Expansion which was completed in phases by April 1994 and depreciation on the Phase III Expansion projects completed during 1994.

     Other income for 1994 was a one-time gain of $1.1 million related to the resale of certain real estate previously owned by the Company. A one-time gain of $966,510 related to the sale of real estate which was sold by the Company to a related party in December 1991. In April 1994, the real estate was resold to a non-related party. Pursuant to the terms of the sales agreement between the Company and the related party, the Company was entitled to a portion of the resale proceeds, which equaled $966,510, net of expenses. A one-time gain of $173,500 related to the sale of real estate owned by the Company until May 1991, when it was sold to a non-related party. Pursuant to the terms of the sales agreement, the Company was entitled to a portion of the resale proceeds or refinancing amount, which equaled $173,500, net of expenses.

     Income before extraordinary items and cumulative effect of a change in accounting principle increased 37% to $16.0 million or $0.74 per share (fully diluted) for 1994, from $11.7 million or $0.60 per share (fully diluted) for 1993. The results for 1993 were impacted by the cumulative effect of a change in accounting principle resulting from the adoption of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). Adoption of SFAS 109 resulted in a one-time, non-cash charge in the amount of $776,888 or ($0.04) per share (fully diluted). The results for 1993 were also adversely affected by the extraordinary loss on early extinguishment of debt, net of income tax benefit, of $253,711 or ($0.01) per share (fully diluted).

     Net income for 1994 increased 50% to $16.0 million or $0.74 per share (fully diluted) from $10.6 million or $0.55 per share
(fully diluted) for 1993 as a result of the factors discussed above.

IMPACT OF INFLATION

     Absent changes in competitive and economic conditions or in specific prices affecting the industry, the Company believes that the hotel-casino industry may be able to maintain its real operating profit margins in periods of general inflation by increasing minimum wagering limits for its games and increasing the prices of its hotel rooms, food and beverage and other items, and by taking action designed to increase the number of patrons. The industry may be able to maintain growth in gaming revenues by the tendency of customer gaming budgets to increase with inflation. Changes in specific prices (such as fuel and transportation prices) relative to the general rate of inflation may have a material effect on the hotel-casino industry.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had working capital of $5.8 million compared with $50.2 million at December 31, 1994. Cash and cash equivalents were $20.0 million at December 31, 1995 compared with $76.4 million at December 31, 1994. At December 31, 1995, the Company had $165.0 million available under its bank facility while the bank facility was fully utilized at December 31, 1994. The decrease in both working capital and cash is primarily due to the use of cash and cash equivalents during 1995 to repay principal under the Rio Bank Loan and the decision of the Company not to draw down the full amount of the available Rio Bank Loan at the end of 1995, as well as the use of cash and cash equivalents to make capital expenditures for the Company's
$75 million Phase III Expansion, the $20 million Phase IV Expansion, the $185 million Phase V Expansion, the purchase of land adjacent to the Rio and the purchase of the approximately 64 acre Old Vegas Site, both of which may be developed into future hotel casino projects.

     During 1995, cash provided by operating activities was $42.4 million. Investing activities used $76.1 million of the Company's cash during 1995. Approximately $27.2 million of such expenditures was related to the Phase III Expansion, approximately $18.1 million was related to the Phase IV Expansion and approximately $7.9 million was related to the Phase V Expansion. During the first quarter of 1995, the Company acquired an approximately 5-acre site adjacent to the Rio site, on which a former commercial warehouse is located, at a purchase price of $3.2 million (net of credit for profit participation from the seller to which the Company was entitled and net of rental proceeds during the term of the escrow). During the second quarter of 1995, the Company acquired the Old Vegas Site at a purchase price of $5.7 million (net of credit for profit participation from the seller to which the Company was entitled). The Old Vegas Site and additional land acquisitions are part of the Company's recently announced three phase expansion and development plan. During 1995, the Company spent approximately $11.7 million toward the acquisition of certain real property adjacent to the Rio. The balance of cash used in investing activities was expended on other capital projects.

     During the fourth quarter of 1994, the Board of Directors authorized the Company to make discretionary repurchases of up to 2 million shares of its Common Stock from time to time in the open market or otherwise. During 1995, the Company repurchased 430,500 shares of Common Stock at a total cost of $5.4 million. The repurchased shares of Common Stock were retired.

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

     As of January 1, 1996 the Company's capital commitments include approximately $2.0 million for the remainder of the Phase III Expansion, $1.9 million for the Phase IV Expansion,
$177.1 million for the Phase V Expansion and $8.6 million under commitments for the purchase of real estate. Based upon cash on hand, cash available through borrowings under the Rio Bank Loan and cash from operations, the Company believes that it has adequate cash available to fund the remaining cost of the Phase III Expansion, the Phase IV Expansion, the Phase V Expansion and the real estate purchase commitments.

     In July 1993, the Company obtained a secured reducing revolving credit facility ("the Rio Bank Loan") in the original principal amount of $65 million with a syndicate of banks consisting of Bank of America National Trust Savings and Association ("B of A"), Bank of America Nevada, Societe Generale, NBD Bank, N.A., First Security Bank of Idaho, N.A., First Interstate Bank of Nevada, N.A. and U. S. Bank of Nevada. As a result of certain amendments, in December 1994, the Rio Bank Loan was increased to $125 million and in September 1995, the Rio Bank Loan was increased to $175 million. As amended, the Rio Bank Loan is a secured reducing revolving credit facility to be used
(a) to refinance the pre-amendment Rio Bank Loan, (b) to finance the Phase V Expansion, (c) to finance acquisition of land adjacent to the Rio for up to $30 million, (d) for Common Stock repurchases up to $10 million, and (e) for general corporate purposes.

     As amended, the Rio Bank Loan matures on June 30, 2001 and bears interest based upon a "LIBOR Spread" of from 1% to 3%, or a "Base Rate Spread" of from 0% to 2% based upon a schedule determined with reference to the "Funded Debt to EBITDA Ratio" of Rio Properties. The "LIBOR Spread" is the amount in excess of the applicable LIBOR rate which is the London interbank offer rate established in the London interbank market. The "Base Rate Spread" is the amount in excess of the applicable base rate, which is the rate per annum equal to the higher of the reference rate as it is publicly announced from time to time by Bank of America in San Francisco or 0.50% per annum above the latest Federal Funds rate. The Rio Bank Loan also provides for an unused facility fee ranging from 31.25 basis points (one one-hundredth of one percent) to 50.0 basis points depending upon the same Funded Debt to EBITDA ratio schedule utilized for the interest rate. The Rio Bank Loan requires monthly payments of interest and requires scheduled reductions of the maximum amount available under the Rio Bank Loan commencing with a $10 million reduction at December 31, 1997, a $7.5 million reduction at the end of each quarter during 1998 and 1999, a $10.0 million reduction at the end of each quarter during 2000, a $32.5 million reduction at March 31, 2001 and maturity at June 30, 2001.

     To reduce the risks from interest rate fluctuations, the Company has previously entered into interest rate swap agreements in the amount of $20 million from September 30, 1994 through December 29, 1995 and $15 million from December 29, 1995 through June 28, 1996. In August 1994, the Company purchased a
$40 million interest rate cap, effective September 30, 1994, for a three-year term, which provides for quarterly payments to the Company in the event that three-month LIBOR exceeds 7% on any quarterly reset date. The Company is exposed to credit risks in the event of non-performance by the counterparty. However, the Company does not anticipate non-performance by the counterparty. The counterparty under these agreements is B of A, the lead bank in the syndicate participating in the Rio Bank Loan. Management believes that the financial resources of B of A and its competitive position within the national banking industry significantly reduce the chances of non-performance under the interest rate swap and cap agreements.

     The Rio Bank Loan is secured by a first deed of trust on the Rio, a security interest in substantially all of Rio Properties other real and personal property, and a guaranty by Rio Hotel & Casino, Inc., including a pledge of the Company's stock in Rio Properties. The Rio Bank Loan provides that Rio Hotel & Casino, Inc. will be permitted to accumulate and hold up to $5 million in assets which are not to be pledged for the benefit of the Rio Bank Loan lenders.

     The Rio Bank Loan contains certain customary financial covenants to which the Company is subject. Those covenants include a requirement that Rio Properties maintain a maximum ratio of Total Debt (as defined in the Rio Bank Loan) to EBITDA (as defined in the Rio Bank Loan) ranging from 3.0 to 1 at December 31, 1995, increasing to 4.25 to 1 for the six month period ending March 31, 1997 and decreasing to 3.0 to 1 at December 31, 1997 and thereafter. Rio Properties must meet a maximum ratio of Senior Debt (as defined in the Rio Bank Loan) to EBITDA from 1.75 to 1 through December 31, 1995 up to 3.0 to 1 for the six months ended March 31, 1997 and reducing to 1.75 to 1 at December 31, 1997 and thereafter. Rio Properties must maintain a maximum Interest Coverage Ratio (as defined in the Rio Bank Loan) of 2.0 to 1 through the fiscal quarter ending December 31, 1996, reducing to 1.5 to 1 for the fiscal quarter ending March 31, 1997 and increasing to 3.0 to 1 for the fiscal quarter ending December 31, 1998 and thereafter. Minimum Consolidated Tangible Net Worth (as defined in the Rio Bank Loan) requirements of $125 million, plus 75% of accumulated net income after December 31, 1994 (not reduced by any consolidated net losses) plus 100% of the net proceeds of any equity offering by Rio Properties or the Company must be maintained. A maximum annual capital expenditure permitted under the Rio Bank Loan is $7.5 million annually, plus the amount available of unused capital expenditures from the prior fiscal year, but not to exceed $12.5 million, annually in any event. A specific carve-out of $200 million for the Phase V Expansion and $30 million for the identified adjacent Rio land acquisition is incorporated in the Rio Bank Loan. The Rio Bank Loan also provides for a basket for $10 million for the repurchase of equity shares of the Company through open market purchases over the life of the Rio Bank Loan.

     On July 18, 1995, the Company entered into an agreement with Salomon Brothers Inc. and Montgomery Securities (the "Initial Purchasers") for the sale by the Company of $100 million in principal amount of the Company's 10 5/8% Senior Subordinated Notes Due

2005 (the "Old Notes").  The Old Notes were purchased by the
Initial Purchasers for resale to qualified institutional investors. The net proceeds from the sale of the Old Notes (approximately $96.7 million after the deduction of a 2.75% discount to the Initial Purchasers and offering expenses of approximately $0.5 million), borrowings under the Rio Bank Loan, cash on hand and cash from operations will be used to finance the Company's approximately $185 million Phase V Expansion. Pending such use, the net proceeds were used to reduce amounts outstanding under the Rio Bank Loan. Pursuant to a registration agreement between the Company and the Initial Purchasers, the Company registered on Form S-4 under the Securities Act of 1933
$100 million principal amount of 10 5/8% Senior Subordinated
Notes Due 2005 (the "New Notes") which were exchanged for the Old Notes (the Old Notes and the New Notes are collectively referred to as the "Subordinated Notes").

     The Subordinated Notes were issued under an indenture (the "Indenture") dated July 21, 1995 among the Company, Rio Properties and IBJ Schroder Bank & Trust Company, as trustee.
The following summary of certain provisions of the Indenture does not purport to be complete and is subject to the provisions of the Indenture and the Subordinated Notes. Capitalized terms not otherwise defined have the same meanings assigned to them in the Indenture.

     The Subordinated Notes mature on July 15, 2005. Interest payment dates under the Subordinated Notes are January 15 and July 15, commencing January 15, 1996. The Subordinated Notes are fully and unconditionally guaranteed (the "Rio Guarantee") on a senior subordinated basis by Rio Properties. The Subordinated Notes are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company's subsidiaries. The Rio Guarantee is subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture) of Rio Properties and is structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of Rio Properties' subsidiaries.

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

     Upon a Change of Control of the Company (as defined in the Indenture), each holder of Subordinated Notes will have the right to require the Company to repurchase all or part of such holder's Subordinated Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Company's obligation to repurchase the Subordinated Notes is guaranteed on a senior subordinated basis by Rio Properties. The Indenture contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to incur additional indebtedness, pay dividends or make other distributions, make investments, repurchase subordinated obligations or capital stock, create certain liens (except, among others, liens securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets of the Company or its subsidiaries, issue or sell subsidiary stock, create or permit to exist restrictions on distributions from subsidiaries, or enter into certain mergers and consolidations.

     On May 2, 1995, the Company announced a three-phase expansion and development plan to grow the Company over the next several years. The plan includes the Phase V Expansion on the existing Rio site, acquisition of approximately 22 acres of land adjacent to the Rio site to be master-planned for another hotel-casino property and the purchase of the Old Vegas Site for possible future hotel-casino development.

     The Company cannot accurately state the timing for the funding requirements of the approximately $185 million Phase V Expansion costs. Construction commenced in September 1995 and opening is expected to occur in the spring of 1997. The Company spent approximately $7.9 million on the Phase V Expansion in 1995 and management anticipates that the bulk of the funds will be applied in 1996 and the balance of the funds will be applied in 1997. The $185 million Phase V Expansion will be financed with the proceeds from the Subordinated Notes, funds available under the Rio Bank Loan, cash on hand and cash from operations.

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

     As the third step in its expansion and development plan to provide further growth for the Company, the Company acquired the Old Vegas Site southeast of Las Vegas. The cost of the Old Vegas Site was approximately $5.7 million (net of a credit for profit participation from the seller to which the Company was entitled) which the Company funded through cash on hand and cash available through borrowings under the Rio Bank Loan. The timing of the proposed development on the Old Vegas Site has not yet been determined.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
 Rio Hotel & Casino, Inc.:

     We have audited the accompanying consolidated balance sheets of RIO HOTEL & CASINO, INC. (a Nevada corporation) and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Hotel & Casino, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 7 to the consolidated financial statements, effective January l, 1993, the Company changed its method of accounting for income taxes.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP


Las Vegas, Nevada
January 26, 1996

                                RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS


                                                         DECEMBER 31,     DECEMBER 31,
                                                             1995             1994

   ASSETS
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                            $  19,992,695    $  76,426,258
   ACCOUNTS RECEIVABLE, NET                                 4,313,442        3,204,416
   FEDERAL INCOME TAXES RECEIVABLE                            190,914          139,329
   INVENTORIES                                              1,794,850        1,378,598
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                4,638,090        4,716,701

   TOTAL CURRENT ASSETS                                    30,929,991       85,865,302

PROPERTY AND EQUIPMENT:
   LAND AND IMPROVEMENTS                                   37,509,960       24,666,679
   BUILDING AND IMPROVEMENTS                              192,818,896      137,005,432
   EQUIPMENT, FURNITURE, AND IMPROVEMENTS                  68,500,267       43,108,873
   LESS:  ACCUMULATED DEPRECIATION                        (46,707,850)     (32,826,276)
                                                          252,121,273      171,954,708

   CONSTRUCTION IN PROGRESS                                17,173,483       38,521,773

       NET PROPERTY AND EQUIPMENT                         269,294,756      210,476,481

OTHER ASSETS:
   OTHER, NET                                               8,566,847        4,823,489

                                                        $ 308,791,594    $ 301,165,272

   LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   CURRENT MATURITIES OF LONG-TERM DEBT                 $      25,252    $  15,032,534
   ACCOUNTS PAYABLE                                         4,562,132        2,425,645
   ACCRUED EXPENSES                                         9,136,226        7,830,706
   ACCOUNTS PAYABLE-RELATED PARTY                           6,641,506       10,026,210
   ACCRUED INTEREST                                         4,726,915          351,864

       TOTAL CURRENT LIABILITIES                           25,092,031       35,666,959

NON-CURRENT LIABILITIES:
   LONG-TERM DEBT, LESS CURRENT MATURITIES                110,176,765      110,146,869
   DEFERRED INCOME TAXES                                   10,634,898        7,512,277

       TOTAL NON-CURRENT LIABILITIES                      120,811,663      117,659,146

       TOTAL LIABILITIES                                  145,903,694      153,326,105

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   COMMON STOCK, $0.01 PAR VALUE;
   100,000,000 SHARES AUTHORIZED;
   21,139,146 (1995) AND  21,371,346 (1994) SHARES
   ISSUED AND OUTSTANDING                                     211,392          213,714
   ADDITIONAL PAID-IN CAPITAL                             113,520,158      117,214,582
   RETAINED EARNINGS                                       49,156,350       30,410,871



       TOTAL STOCKHOLDERS' EQUITY                         162,887,900      147,839,167

                                                        $ 308,791,594    $ 301,165,272



                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                     RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME

                                       FOR THE YEAR ENDED DECEMBER 31,

                                       1995             1994            1993

REVENUES:
   CASINO                              $ 105,546,531    $ 87,164,738     $  71,295,870
   ROOM                                   33,826,095      19,261,477        12,334,207
   FOOD AND BEVERAGE                      60,009,994      47,648,778        32,573,861
   OTHER                                  11,966,060       7,111,105         4,172,272
   CASINO PROMOTIONAL ALLOWANCES         (18,810,726)    (14,886,794)      (10,394,625)
                                         192,537,954     146,299,304       109,981,585

EXPENSES:
   CASINO                                48,071,953      38,696,281        31,177,642
   ROOM                                  10,413,883       6,631,787         4,441,851
   FOOD AND BEVERAGE                     48,257,881      38,795,127        27,799,449
   OTHER                                  6,646,950       4,959,250         2,784,746
   SELLING, GENERAL AND ADMINISTRATIVE   27,777,901      20,550,142        16,001,309
   DEPRECIATION AND AMORTIZATION         14,231,307      10,863,844         7,544,326
                                        155,399,875     120,496,431        89,749,323
OPERATING PROFIT                         37,138,079      25,802,873        20,232,262

OTHER INCOME (EXPENSE):
   INTEREST INCOME                          420,215         124,786            71,747
   INTEREST EXPENSE                      (8,105,680)     (1,923,237)       (1,838,713)
   OTHER INCOME, NET                        - - -         1,140,010           - - -
                                         (7,685,465)       (658,441)       (1,766,966)

INCOME BEFORE INCOME TAX PROVISION       29,452,614      25,144,432        18,465,296
INCOME TAX PROVISION                    (10,707,135)     (9,178,023)       (6,785,305)
INCOME BEFORE EXTRAORDINARY ITEMS        18,745,479      15,966,409        11,679,991

EXTRAORDINARY ITEMS:
   LOSS ON EARLY EXTINGUISHMENT OF
   DEBT, NET OF INCOME TAX BENEFIT          - - -           - - -            (253,711)

CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE:
   ADOPTION OF SFAS NO. 109                 - - -           - - -            (776,888)
   NET INCOME                           $18,745,479     $15,966,409      $ 10,649,392



              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)


                                              FOR THE YEAR ENDED DECEMBER 31,

                                                1995           1994         1993

EARNINGS PER COMMON SHARE:
 PRIMARY:
  INCOME APPLICABLE TO
   COMMON SHARES                                $0.87          $0.74         $0.60

  EXTRAORDINARY ITEMS:
   LOSS ON EARLY EXTINGUISHMENT OF
   DEBT, NET OF INCOME TAX BENEFIT              - - -          - - -        ($0.01)

  CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE:
   ADOPTION OF SFAS 109                         - - -          - - -        ($0.04)

   NET INCOME                                   $0.87          $0.74         $0.55

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 21,591,325     21,720,121    19,504,466




 FULLY DILUTED:
  INCOME APPLICABLE TO
   COMMON SHARES                                $0.87          $0.74         $0.60

  EXTRAORDINARY ITEMS:
   LOSS ON EARLY EXTINGUISHMENT OF
   DEBT, NET OF INCOME TAX BENEFIT              - - -          - - -        ($0.01)

  CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE:
   ADOPTION OF SFAS 109                         - - -          - - -        ($0.04)

   NET INCOME                                   $0.87          $0.74         $0.55

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 21,592,769     21,720,381    19,537,515



            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     COMMON STOCK

                                                NUMBER                        ADDITIONAL
                                                  OF                           PAID-IN
                                                SHARES         AMOUNT          CAPITAL

Balance, December 31, 1992                    18,600,796       $186,008     $82,891,073

Tax benefit of stock options granted                                          1,120,823

Issuance of common stock                       2,547,000         25,470      32,480,730

Common stock offering costs                                                    (541,066)

Net income for the year

Implementation of SFAS No. 109                                                 (823,152)

Compensation expense for stock
   options granted                                                               54,133

Balance, December 31, 1993                    21,147,796        211,478     115,182,541

Tax benefit of stock options granted                                            886,132

Exercise of common stock options                 223,550          2,236       1,003,934

Net income for the year

Compensation expense for stock
   options granted in 1993                                                      141,975

Balance, December 31, 1994                    21,371,346        213,714     117,214,582

Tax benefit of stock options granted                                            632,601

Exercise of common stock options                 198,300          1,983         965,467

Repurchase of common stock                      (430,500)        (4,305)     (5,381,920)

Common stock offering costs                                                       1,801

Net income for the year

Compensation expense for stock
   options granted in 1993                                                       87,627

Balance, December 31, 1995                    21,139,146       $211,392    $113,520,158

                               See Accompanying Notes to Consolidated Financial Statements


               RIO HOTEL & CASINO, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                               TOTAL
                                             RETAINED       STOCKHOLDERS'
                                             EARNINGS          EQUITY

Balance, December 31, 1992                    $3,795,070    $86,872,151

Tax benefit of stock options granted                          1,120,823

Issuance of common stock                                     32,506,200

Common stock offering costs                                    (541,066)

Net income for the year                       10,649,392     10,649,392

Implementation of SFAS No. 109                                 (823,152)

Compensation expense for stock
   options granted                                               54,133

Balance, December 31, 1993                    14,444,462    129,838,481

Tax benefit of stock options granted                            886,132

Exercise of common stock options                              1,006,170

Net income for the year                       15,966,409     15,966,409

Compensation expense for stock
   options granted in 1993                                      141,975

Balance, December 31, 1994                    30,410,871    147,839,167

Tax benefit of stock options granted                            632,601

Exercise of common stock options                                967,450

Repurchase of common stock                                   (5,386,225)

Common stock offering costs                                       1,801

Net income for the year                       18,745,479     18,745,479

Compensation expense for stock
   options granted in 1993                                       87,627

Balance, December 31, 1995                   $49,156,350   $162,887,900


                    See Accompanying Notes to Consolidated Financial Statements


                    RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            For the Year Ended December 31,

                                                                  1995                      1994

Cash flows from operating activities:
  Net income                                              $       18,745,479         $      15,966,409
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Loss on early extinguishment of debt,
        net of income tax benefit                                    - - -                     - - -
      Compensation expense recognized
        from stock option grant                                       87,627                   141,975
      Depreciation and amortization                               14,231,307                10,863,844
      Provision for uncollectible accounts                         1,002,463                   512,999
      Net loss on sale of assets                                     - - -                     - - -
      Cumulative effect of change in accounting
        principle - Adoption of SFAS 109                             - - -                     - - -
      Deferred income taxes                                        3,122,621                 1,693,101
      (Increase) decrease in assets:
        Accounts receivable                                       (2,026,109)                 (790,677)
        Inventories                                                 (416,252)                 (510,231)
        Prepaid expenses and other current
          assets                                                     659,627                  (827,476)
        Other, net                                                  (843,335)               (2,881,750)
      Increase (decrease) in liabilities:
        Accounts payable                                           2,136,487                  (522,443)
        Accrued federal income tax payable                           - - -                     546,142
        Accrued expenses                                           1,305,520                 1,306,086
        Accrued interest                                           4,375,051                   297,896
Net cash provided by operating activities                         42,380,486                25,795,875

Cash flows from investing activities:
  Purchase of equipment, furniture and
    improvements                                                 (63,326,652)              (66,053,542)
  Purchase of land and improvements                              (12,781,239)                  - - -
Net cash (used in) investing activities                          (76,107,891)              (66,053,542)

Cash flows from financing activities:
  Proceeds from borrowings                                        10,000,000                60,014,175
  Net proceeds from common stock issuance                            969,251                 1,022,700
  Net proceeds from issuance of senior
    subordianted notes                                            96,750,244                   - - -
  Repurchase of common stock                                      (5,386,225)                  - - -
  Costs paid in connection with prior common
    stock offering and stock exchange rights                         - - -                    (119,529)
  Loan acquisition costs                                             - - -                     - - -
  Payments on notes and loans payable                           (125,039,428)                  (18,358)
Net cash (used in) provided by financing activities              (22,706,158)               60,898,988

  Net increase (decrease) in cash
    and cash equivalents                                         (56,433,563)               20,641,321
Cash and cash equivalents, beginning of period                    76,426,258                55,784,937

Cash and cash equivalents, end of period                  $       19,992,695         $      76,426,258


          See Accompanying Notes to Consolidated Financial Statements



                  RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW

                                                  For the Year Ended December 31,

                                                                  1993

Cash flows from operating activities:                     $       10,649,392
  Net income
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Loss on early extinguishment of debt,                          253,711
        net of income tax benefit
      Compensation expense recognized                                 54,133
        from stock option grant                                    7,544,326
      Depreciation and amortization                                  523,491
      Provision for uncollectible accounts                            10,885
      Net loss on sale of assets
      Cumulative effect of change in accounting                      776,888
        principle - Adoption of SFAS 109                           2,265,571
      Deferred income taxes
      (Increase) decrease in assets:                              (1,891,439)
        Accounts receivable                                         (223,051)
        Inventories
        Prepaid expenses and other current                          (856,554)
          assets                                                    (662,965)
        Other, net
      Increase (decrease) in liabilities:                            304,585
        Accounts payable                                              91,401
        Accrued federal income tax payable                         1,628,387
        Accrued expenses                                             (92,009)
        Accrued interest                                          20,376,752
Net cash provided by operating activities

Cash flows from investing activities:
  Purchase of equipment, furniture and                           (49,967,458)
    improvements                                                      22,499
  Purchase of land and improvements                              (49,944,959)
Net cash (used in) investing activities

Cash flows from financing activities:                             65,000,000
  Proceeds from borrowings                                        32,506,200
  Net proceeds from common stock issuance
  Net proceeds from issuance of senior                               - - -
    subordianted notes                                               - - -
  Repurchase of common stock
  Costs paid in connection with prior common                        (456,821)
    stock offering and stock exchange rights                      (1,107,647)
  Loan acquisition costs                                         (53,212,000)
  Payments on notes and loans payable                             42,729,732
Net cash (used in) provided by financing activities

  Net increase (decrease) in cash                                 13,161,525
    and cash equivalents                                          42,623,412
Cash and cash equivalents, beginning of period
                                                          $       55,784,937
Cash and cash equivalents, end of period

         See Accompanying Notes to Consolidated Financial Statement


           RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS
     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Rio Hotel & Casino, Inc. and its wholly owned subsidiaries Rio Properties, Inc. ("Rio Properties," which owns and operates the Rio Suite Hotel & Casino (the "Rio") in Las Vegas, Nevada); Rio Development Company, Inc. (formerly MarCor Development Company, Inc.); Rio Resort Properties, Inc. (formerly MarCor Resort Properties, Inc.); and Rio Properties' wholly owned subsidiary, Cinderlane, Inc.

     All significant intercompany balances and transactions have been eliminated in consolidation.

     RECLASSIFICATIONS

     The financial statements for prior periods reflect certain reclassifications, which have no effect on net income, to conform with classifications adopted in the current year.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     CAPITALIZATION OF INTEREST

     The Company capitalizes interest on funds disbursed during the active construction phases of real estate development and other major projects. Interest capitalized during the years ended December 31, 1995, 1994, and 1993 was $949,423,
     $619,887 and $467,798, respectively.

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

     Depreciation and amortization of property and equipment is computed using the straight-line method predominantly over the following estimated useful lives:

     Building and improvements                 7 to 45 years
     Equipment, furniture and improvements     3 to 15 years

     Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

     IMPAIRMENT

     Management reviews existing information and analyses of the Company and its operations as well as indicators of impairment (such as dramatic changes in the manner in which an asset is used or forecasts showing lack of long-term profitability) to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of its fixed assets can be recovered. Upon a determination that the carrying value of an asset will not be recovered from its future undiscounted cash flows, the carrying value of that asset would be considered impaired and will be reduced by a charge to operations in the amount of the impairment. Impairment is measured as any deficiency in estimated undiscounted future cash flows of the fixed assets to recover the carrying value related to those assets.

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

     REVENUE AND PROMOTIONAL ALLOWANCES

     Casino revenues represent the net win from gaming wins and losses. The retail value of rooms, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:


                                 For the Year Ended December 31,
                                 1995         1994         1993
     Room                    $ 1,940,936  $1,273,154    $  889,448
     Food and Beverage         9,020,152   7,823,819     5,969,683
     Other operating expenses    104,921      44,888        36,940
                             $11,066,009  $9,141,861    $6,896,071



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

     Premiums paid for the interest rate cap agreements are amortized to interest expense over the shorter of the original life of the debt or the term of the cap. Unamortized premiums are included in other assets in the statement of financial position. Accounts receivable under the agreements are accrued as a reduction of interest expense. Amounts payable under the interest rate swap agreements are included in interest expense.

     INCOME TAXES

     Effective January 1, 1993, the Company implemented the provisions of SFAS 109. SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

2.   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents at December 31, 1995 and 1994 include $10 million and $68 million, respectively, in overnight repurchase agreements with a bank. These items are recorded at cost which approximates market value and are considered cash equivalents for purposes of the Consolidated Statements of Cash Flows.

3.   CONSOLIDATED STATEMENTS OF CASH FLOWS

     The following supplemental disclosures are provided as part of the Consolidated Statements of Cash Flows:


                                For the Year Ended December 31,
                               1995           1994         1993

     Cash payments made for
       interest (net of
       amounts capitalized)   $3,904,540     $1,919,556   $1,728,693
     Cash payments made for
       income taxes           $7,100,000     $6,240,000   $4,428,335

                                 38

     Non-cash financing and investing activities:

     DECEMBER 31, 1995

     Purchase of property and equipment financed through payables totaled $6,556,126.

     Purchase of land financed through long-term debt totaled
     $62,042.

     Accounts receivable increased by $85,380. This was financed through payables and will be reimbursed to the Company.

     Tax benefit arising from the exercise of stock options granted under the Company's Non-Statutory Stock Option Plan
     ("NSOP") totaled $632,601.

     DECEMBER 31, 1994

     Purchase of property and equipment financed through payables totaled $10,026,210.

     Tax benefit arising from the exercise of stock options granted under NSOP totaled $886,132.

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

4.   ACCOUNTS RECEIVABLE

     Components of receivables are as follows:


                                              December 31,
                                          1995           1994
    Casino                              $3,267,244     $2,082,871
    Hotel                                1,757,640      1,534,107
    Other                                  113,250         66,573
                                         5,138,134      3,683,551

    Less allowance for doubtful
      accounts                            (824,692)      (479,135)
                                        $4,313,442     $3,204,416


5.   ACCRUED EXPENSES

     Components of accrued expenses are as follows:


                                               December 31,
                                            1995          1994
     Accrued salaries, wages and
     related benefits                    $4,065,736    $4,004,080
     Progressive slot machines and
     other gaming accruals                2,532,964     2,033,406
     Accrued gaming taxes                 1,714,232     1,123,036
     Other accrued liabilities              823,294       670,184
                                         $9,136,226    $7,830,706


6.   LONG-TERM DEBT

     Long-term debt consists of the following:


                                                 December 31,
                                               1995          1994

     Rio Bank Loan, originally a
     $65 million revolving credit
     facility, which was amended to be
     a $175 million revolving credit
     facility with interest equal to
     the Eurodollar Rate or the Base
     Rate, plus a margin.  The loan
     matures on June 30, 2001 and is
     collateralized by a first deed of
     trust on the Rio's real property,
     equipment and improvements.           $ 10,000,000   $125,000,000

     10 5/8% Senior Subordinated
     Notes, interest only payable semi-
     annually; principal due July 15,
     2005.                                  100,000,000         - - -

     Special Improvement District
     assessment bonds, payable over 10
     years in twenty substantially
     equal semi-annual installments of
     principal, plus 6.1% interest.             202,017       165,228

     Other  short-term  financing   of
     certain insurance premiums                   - - -        14,175
                                            110,202,017   125,179,403
          Less current maturities               (25,252)  (15,032,534)
                                           $110,176,765  $110,146,869



     The prime interest rate quoted by the Company's primary lenders at December 31, 1995 and 1994 was 8.50%.

     At December 31, 1995, the three month Eurodollar Rate was
     5.625%. The margin on the Company's Eurodollar Rate borrowings at December 31, 1995 was 2.00%.

     The Rio Bank Loan was originally entered into on July 15, 1993 in the amount of $65 million with a syndicate of banks consisting of Bank of America National Trust Savings and Association, Bank of America Nevada, Societe Generale, NBD Bank, N.A., First Security Bank of Idaho, N.A., First Interstate Bank of Nevada, N.A. and U. S. Bank of Nevada.
     As a result of certain amendments, in December 1994, the Rio Bank Loan was increased to $125 million and in September 1995, the Rio Bank Loan was increased to $175 million. As amended, the Rio Bank Loan is a secured reducing revolving credit facility to be used (a) to refinance the pre-amendment Rio Bank Loan, (b) to finance the

     Phase V Expansion, (c) to finance acquisition of land adjacent to the Rio for up to $30 million, and (d) for general corporate purposes.

     The Rio Bank Loan matures on June 30, 2001 and will bear interest based upon a "LIBOR Spread" of from 1% to 3%, or a "Base Rate Spread" of from 0% to 2.0% based upon a schedule determined with reference to Rio Properties' "Funded Debt to EBITDA Ratio". The "LIBOR Spread" is the amount in excess of the applicable LIBOR rate which is the London interbank offer rate established in the London interbank market. The "Base Rate Spread" is the amount in excess of the applicable base rate, which is the rate per annum equal to the higher of the reference rate as it is publicly announced from time to time by Bank of America in San Francisco or 0.50% per annum above the latest Federal Funds rate. The Rio Bank Loan provides for an unused facility fee ranging from 31.25 basis points to 50.0 basis points depending upon the same Funded Debt to EBITDA ratio schedule utilized for the interest rate. (A basis point is one one-hundredth of one percent.) The Rio Bank Loan requires monthly payments of interest and will require scheduled reductions of the maximum amount available under the Rio Bank Loan commencing with a $10 million reduction at December 31, 1997, a $7.5 million reduction at the end of each quarter during 1998 and 1999, a $10.0 million reduction at the end of each quarter during 2000, a $32.5 million reduction at March 31, 2001 and maturity at June 30, 2001.

     To reduce the risks from interest rate fluctuations, the Company entered into interest rate swap agreements in the amount of $20 million from September 30, 1994 through December 29, 1995 and $15 million from December 29, 1995 through June 28, 1996. In August 1994, the Company purchased a $40 million interest rate cap, effective September 30, 1994, for a three-year term, which provides for quarterly payments to the Company in the event that three-month LIBOR exceeds 7% on any quarterly reset date. The Company is exposed to credit risks in the event of non-performance by the counterparty. At December 31, 1995, the potential maximum credit risk amounted to $464,333, which is the carrying value of the unamortized premium. However, the Company does not anticipate non-performance by the counterparty. The counterparty under these agreements is Bank of America National Trust and Savings Association ("B of A"), the lead bank in the syndicate participating in the Rio Bank Loan. Management believes that the financial resources of B of A and its competitive position within the national banking industry significantly reduce the chances of non-performance under the interest rate swap and cap agreements.

     The following table discloses (i) the aggregate amount of interest rate swaps categorized by annual maturity and (ii) the related weighted average interest rate paid and received assuming current market conditions:

               Maturity:    1996       1997    1998   1999  2000    Total

    Company pays Fixed
     Weighted Average    $15,000,000   $---    $---   $---  $---   $15,000,000

          Interest Rate:
     Received by
     Company<F1>           5.875%
     Paid by Company       4.950%

<F1> The Company receives 3-month LIBOR, which was reset at
     5.6875% for the three-month period beginning December 29, 1995.


     At December 31, 1995 the interest rate swap and interest rate cap agreements had fair market values of $39,774 and $28,356, respectively (carrying values of $0 and $464,333, respectively). Management is of the opinion that the fair values of all other financial instruments are not materially different from their carrying values.

     As a result of entering into interest rate swap agreements and cap agreements, the Company has recognized interest expense of $18,638, $83,833, and $187,875 for the years ended December 31, 1995, 1994 and 1993, respectively. The impact of these hedging activities on the Company's weighted average borrowing rate was an increase of approximately 0.03%, 0.26% and 0.44% for the years ended December 31, 1995, 1994 and 1993, respectively.

     As of the years ended December 31, 1995 and 1994, there were no deferred gains and losses relating to terminated interest rate swap and interest rate cap agreements.

     The revolving credit feature of the Rio Bank Loan allows the Company to pay down and reborrow principal under the line of credit as the Company deems appropriate. The Company utilized this ability by reborrowing $69 million on December
     30, 1994 and repaying $69 million on January 3, 1995.  The
     Company also reborrowed $10 million on December 29, 1995 and repaid $9 million on January 2, 1996 under the terms of the Rio Bank Loan. During the third quarter of 1995, the Company used the net proceeds from the Subordinated Notes (defined below) to reduce amounts outstanding under the Rio Bank Loan.
     The Company had $165 million available under the Rio Bank Loan at December 31, 1995, while the Company's borrowing capacity under the Rio Bank Loan was fully utilized at December 31, 1994.

     As of December 31, 1995, annual maturities of total notes and loans payable are as follows:


  Year Ending
December 31, 1996                        $25,252
December 31, 1997                         25,252
December 31, 1998                         25,252
December 31, 1999                         25,252
December 31, 2000                         25,252
Thereafter                           110,075,757
                                    $110,202,017


     Based upon the present operations of the Rio, internal projections of revenues and expenses, and other anticipated cash requirements of Rio Properties during 1996, the Company anticipates meeting required principal and interest payments under the Rio Bank Loan during 1996.

     The carrying values of assets included in the consolidated financial statements, which collateralize bank loans payable, are as follows:

                                         December 31,
                                      1995           1994


Building and improvements          $192,818,896   $137,005,432
Equipment, furniture and
   improvements                      68,500,267     43,108,873
Land and improvements                37,509,960     24,666,679
Construction in progress             17,173,483     38,521,773
                                   $316,002,606   $243,302,757


     On July 18, 1995, the Company entered into an agreement with Salomon Brothers Inc. and Montgomery Securities (the "Initial Purchasers") for the sale by the Company of $100 million in principal amount of the Company's
     10 5/8% Senior Subordinated Notes Due 2005 (the "Old Notes"). The Old Notes were purchased by the Initial Purchasers for resale to qualified institutional investors. The net proceeds from the sale of the Old Notes (approximately $96.7 million after the deduction of a 2.75% discount to the Initial Purchasers and offering expenses of approximately $0.5 million), borrowings under the Rio Bank Loan, cash on hand and cash from operations will be used to finance the Company's approximately $185 million Phase V Expansion. Pending such use, the net proceeds were used to reduce amounts outstanding under the Rio Bank Loan.
     Pursuant to a registration agreement between the Company and the Initial Purchasers, the Company registered on Form S-4 under the Securities Act of 1933 $100 million principal amount of 10 5/8% Senior Subordinated Notes Due 2005 (the "New Notes") which were exchanged for the Old Notes (the Old Notes and the New Notes are collectively referred to as the "Subordinated Notes").

     The Subordinated Notes were issued under an indenture (the "Indenture") dated July 21, 1995 among the Company, Rio Properties and IBJ Schroder Bank & Trust Company, as trustee. The following summary of certain provisions of the Indenture does not purport to be complete and is subject to the provisions of the Indenture and the Subordinated Notes. Capitalized terms not otherwise defined have the same meanings assigned to them in the Indenture.

     The Subordinated Notes mature on July 15, 2005. Interest payment dates under the Subordinated Notes are January 15 and July 15, commencing January 15, 1996. The Subordinated Notes are unconditionally guaranteed (the "Rio Guarantee") on a senior subordinated basis by Rio Properties. The Subordinated Notes are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company and are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company's subsidiaries. The Rio Guarantee is subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture) of Rio Properties and is structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of Rio Properties' subsidiaries.

     The Subordinated Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after July 15, 2000, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, through the redemption date. The Subordinated Notes will be redeemed from any holder or beneficial owner of the Subordinated Notes which is required to be found suitable and is not found suitable by the Nevada Commission.

     Upon a Change of Control of the Company (as defined in the Indenture), each holder of Subordinated Notes will have the right to require the Company to repurchase all or part of such holder's Subordinated Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Company's obligation to repurchase the Subordinated Notes is guaranteed on a senior subordinated basis by Rio Properties. The Indenture contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to incur additional indebtedness, pay dividends or make other distributions, make investments, repurchase subordinated obligations or capital stock, create certain liens (except, among others, liens securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets of the Company or its subsidiaries, issue or sell subsidiary stock, create or permit to exist restrictions on distributions from subsidiaries, or enter into certain mergers and consolidations.

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

     The federal income tax provisions for the years ended
     December 31, 1995, 1994 and 1993 consist of the following:


                                  1995          1994          1993

    Provision before tax rate
     change and extraordinary
     items                       $10,707,135   $9,178,023    $6,671,872
    Additional provision due
     to tax rate change (see
     below)                             ---           ---       113,433
    Provision before
     extraordinary item           10,707,135    9,178,023     6,785,305
    Income tax benefit from
     extraordinary loss on
     early retirement of debt           ---           ---      (130,700)
    Total Income Tax
     Provision                   $10,707,135   $9,178,023    $6,654,605


     The Revenue Reconciliation Act of 1993 raised the corporate income tax rate from 34% to 35%, retroactively to January 1, 1993. In accordance with the requirements of SFAS 109, the deferred income tax assets and liabilities were adjusted accordingly, resulting in a charge against income in the amount of $113,433.

     The following schedule reconciles the Company's effective tax rate to the statutory rate:


                                            1995     1994     1993

   Statutory rate                           35.0%   35.0%    35.0%
   Depreciation on premium allocated in
     Rio Partnership exchange                0.4%    0.5%     0.7%
   Disallowance for tax purposes of
     certain meals, travel and               1.5%    1.2%     0.4%
     entertainment expenses
   Other                                    (0.5)%  (0.2)%      ---

   Effective rate                            36.4%   36.5%    36.1%


     During 1994, the Company utilized all remaining alternative minimum tax credit carryforwards.

     The Company's deferred tax assets (liabilities) at December
     31, 1995 consisted of the following:


                                       Current      Non-Current

     Depreciation & amortization                    $(11,399,852)
     Deferred employee benefits       $370,122            ---
     Bad debt expense                  288,642            ---
     Other deferred tax assets,
     net                                   ---           764,954
                                      $658,764      $(10,634,898)

     The Company's deferred tax assets (liabilities) at December 31, 1994 consisted of the following:


                                       Current      Non-Current

     Depreciation & amortization                     $(7,613,359)
     Deferred employee benefits        $ 391,927             ---
     Bad debt expense                    136,105             ---
     Other deferred tax assets,           34,231         101,082
       net
                                       $ 562,263     $(7,512,277)



     The current portion of the Company's net deferred tax assets is included on the Consolidated Balance Sheets under the heading "Prepaid Expenses and Other Current Assets."

     The Company has determined that it is probable that the full amount of the tax benefit from the deferred tax assets will be realized and therefore, has not recorded a valuation allowance to reduce the carrying value of the deferred tax assets.

8.   COMMITMENTS AND CONTINGENCIES

     In connection with the bank loan agreements, the Company has entered into agreements with certain key stockholders, directors and executive officers to facilitate borrowings by the Company. These individuals personally guaranteed the previous bank loan made to Rio Properties in exchange for compensation of $1,250,000 upon the satisfaction of certain terms and conditions. The first potential payment obligation of the Company of $250,000 commenced with the fiscal year ended December 31, 1990 and continued to December 31, 1994, with a two-year extension provision. No amounts were due or paid arising out of the years ended December 31, 1990 or 1991. The Company made $250,000 payments in each of the four years ended December 31, 1995, 1994, 1993, and 1992. The Company anticipates paying the entire balance on or before December 31, 1996.

     Effective January 1, 1991, Rio Properties maintains an employee profit sharing plan for all employees who have accredited service. Contributions to the plan are discretionary and cannot exceed amounts permitted under the Internal Revenue Code. Contributions of $278,835, $215,039, and $109,701 have been authorized and charged to income for the years ended December 31, 1995, 1994, and 1993, respectively.

     In the normal course of business, the Company is involved with various negotiations and legal matters. In addition, Rio Properties is a potential defendant in various personal injury allegations. Management is of the opinion that the effect of these matters is not material to the consolidated financial statements.

9.   STOCKHOLDERS' EQUITY

     COMMON STOCK

     During 1995, the Company issued 198,300 shares of Common Stock at exercise prices ranging from $3.00 per share to $14.25 per share pursuant to options previously granted under the Company's Non-Statutory Stock Option Plan ("NSOP").

     During 1995, the Company repurchased 430,500 shares of Common Stock from time to time in the open market at a total cost of $5.4 million. The repurchased shares of Common
     Stock were retired.

     During 1994, the Company issued 223,550 shares of Common
     Stock at exercise prices ranging from $3.00 per share to $15.625 per share pursuant to options previously granted under the Company's NSOP.

     On November 24, 1993, the Company sold in a public offering
     2,300,000 shares of Common Stock at a net price per share of $13.60. The proceeds from the sale were received in November 1993.

     During 1993, the Company issued 247,000 shares of Common
     Stock at exercise prices ranging from $3.00 per share to $6.00 per share pursuant to options previously granted under the Company's NSOP.

     STOCK OPTIONS

     Key officers and employees are eligible to participate in the Company's NSOP. The Company has granted 2,856,500 options at exercise prices ranging from $3.00 to $15.625 per share. As of December 31, 1995, 704,250 options had been exercised and 364,400 option had been forfeited, resulting in 1,787,850 options outstanding and 145,400 options available to be granted under the NSOP.

     The NSOP will terminate July 8, 1997, subject to the right of the Board of Directors to terminate the NSOP prior thereto.

     On September 5, 1991, the Company's Board of Directors adopted the 1991 Directors' Stock Option Plan, which was ratified by the Company's stockholders on May 16, 1992. On March 28, 1995, the Company's Board of Directors amended the 1991 Directors' Stock Option Plan, which was ratified by the Company's Stockholders on May 16, 1995, under which options to purchase up to 200,000 shares of Common Stock may be granted to non-employee directors. The option exercise price is 100% of the fair market value of the Common Stock on the date of grant. As of December 31, 1995, 108,000 options had been granted at exercise prices ranging from $3.00 per share to $16.625 per share. As of December 31, 1995, 20,000 options had been exercised and 22,000 options had been forfeited, resulting in 66,000 options outstanding and 114,000 options available to be granted under the Directors' Stock Option Plan.

10.  RELATED PARTY TRANSACTIONS

     The Company contracted with two affiliates of the Company's largest stockholder for the design and construction of a 41-story hotel tower containing approximately 1,000 suites (the "Phase V Expansion") for a total of $177,109,805. As of December 31, 1995, the Company had capitalized $6,256,458 in connection with these contracts. As of December 31, 1995, $4,151,712 has been accrued in connection with these construction and design contracts.

     The Company contracted with two affiliates of the Company's largest stockholder for the design and construction of an addition to an existing 21-story hotel tower of 141 additional suites (the "Phase IV Expansion") for a total of $18,848,258. As of December 31, 1995, the Company had capitalized $16,565,576 in connection with these contracts. As of December 31, 1995, $1,663,182 had been accrued in connection with these construction and design contracts.

     The Company contracted with two affiliates of the Company's largest stockholder for the design and construction of a 21-story hotel tower containing 549 suites (the "Phase III

     Expansion") for a total of $64,166,368. As of December 31, 1995 and 1994, the Company had capitalized $62,026,368 and $37,241,468 in connection with these contracts. As of December 31, 1995 and 1994, $372,370 and $10,026,210 had
     been accrued in connection with these contracts.

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

     The Company reimbursed an affiliate of the Company's largest stockholder for certain expenses advanced on behalf of or supplied to the Company during the years ended December 31, 1995 and December 31, 1993 of approximately $878,428 and $162,425, respectively. Nominal amounts were paid by the Company to the affiliate for similar purposes during 1994. Such amounts were generally billed to the Company at the affiliate's cost.

     Two director/officers of the Company are associated with affiliated entities which render various architectural and construction services for the Company. The Company paid these entities, in the aggregate, approximately $51,018,430, $50,416,348, and $44,567,088 during the years ended
     December 31, 1995, 1994, and 1993, respectively, for their services.

     Entities in which a director of the Company is the principal stockholder and the executive officer received commissions from the Company totaling approximately $158,789, $124,912 and $90,325 for the years ended December 31, 1995, 1994, and 1993, respectively, arising out of the acquisition of various insurance coverages by the Company.

     The Company believes that the transactions described above are on terms at least as favorable as would have been obtained from non-related parties.

11.  DEBT GUARANTEE

     Summarized financial information is provided below for Rio Properties, the Company's principal wholly-owned operating subsidiary, as sole guarantor to the Company's $100,000,000 10 5/8% Senior Subordinated Notes Due 2005. The Subordinated Notes are fully and unconditionally guaranteed by Rio Properties and are subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company's subsidiaries.

     Summarized financial statements of Rio Properties have been prepared since the assets, pre-tax income and parents' net investment in the non-guarantor subsidiaries on an individual and combined basis are inconsequential. In addition, the Company's operations or assets other than its investment in its subsidiaries are inconsequential. The difference in net equity between the Company and Rio Properties is principally a result of the Company's purchase in 1990 and 1992 of minority interests in a subsidiary, resulting in the payment of premiums of approximately $13.7 million and $1.3 million, respectively. The premiums were allocated by the Company, based on fair market values, among land, building and equipment, furniture and improvements.


                                   For the Year Ended December 31,
                                 1995           1994           1993

     Current Assets           $29,995,415     85,120,465    62,303,414
     Non-Current Assets       262,320,009    199,788,372   138,644,090
     Current Liabilities       33,216,257     44,662,313    29,292,301
     Non-Current Liabilities  110,176,765    110,146,869    56,875,753
     Revenues                 192,537,954    146,299,304   109,981,585
     Operating Profit          37,138,205     25,726,349    20,265,334
     Income before income
       taxes                   29,451,596     23,925,361    18,107,197
     Net Income                18,733,318     15,174,014    10,745,469


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of stockholders on May 23, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of stockholders on May 23, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of stockholders on May 23, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of stockholders on May 23, 1996.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  1.   Financial Statements

          Included in Part II of this report:

          Consolidated Balance Sheets at December 31, 1995 and December 31, 1994.

          Consolidated Statements of Income for the Years Ended
          December 31, 1995, 1994 and 1993.

          Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1995, 1994 and 1993.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

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

     3.   Exhibits

Number  Exhibit Description

3.01 Amended and Restated Articles of Incorporation of Rio Hotel & Casino, Inc. filed July 19, 1994, are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-Q for the Quarter Ended June 30, 1994, Part II, Item 6(a), Exhibit 4.01.

3.02 Amended and Restated Bylaws of Rio Hotel & Casino, Inc., certified March 3, 1993, are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-K for the Year Ended December 31, 1992, Part IV, Item 14, Exhibit 4.02.

4.01 Specimen common stock certificate for the common stock of Rio Hotel & Casino, Inc. is incorporated herein by reference from the Company's (SEC File No. 333-869) Registration Statement on Form S-3, filed on
        February 12, 1996, Part II, Item 15, Exhibit 4.03.

4.02    Agreement and Plan of Exchange by and between Rio
        Hotel & Casino, Inc., a Nevada corporation, and Rio Properties, Inc., a Nevada corporation, dated August 14, 1992, is incorporated herein by reference from the Company's (SEC File No. 33-51092) Registration Statement on Form S-3 filed on August 24, 1992, Part II, Item 16,
        Exhibit 2.01.

4.03 Form of Subscription and Exchange Agreement between Rio Properties, Inc., MarCor Resorts, Inc., and subscriber is incorporated herein by reference from the Company's (SEC File No. 33-51092) Registration Statement on
        Form S-3 filed on August 24, 1992, Part II, Item 16,
        Exhibit 2.02.

4.04 Rio Hotel & Casino, Inc. Non-Statutory Stock Option Plan, as amended September 5, 1991, as amended
        February 28, 1992 (to reflect change in Company name) and as amended June 22, 1993, is incorporated herein by reference from the Company's (SEC File No. 33-38752) Registration Statement on Form S-8 filed on October 5, 1993, Part II, Item 8, Exhibit 4.04.

4.05 Rio Hotel & Casino, Inc. Directors' Stock Option Plan As Amended February 28, 1992 (to reflect change in Company name only) is incorporated herein by reference from the Company's (SEC File No. 2-88147) Report on Form 10-K for the Year Ended December 31, 1991, Part IV, Item 14(c),
        Exhibit 4.07.

4.06 Rio Suite Hotel & Casino Employee Retirement Savings Plan Trust Agreement dated February 11, 1991; First Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated March 20, 1992, effective April 1, 1992; Second Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated
        March 20, 1992, effective April 1, 1992; Third Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated December 14, 1992, effective August 15, 1992, and Rio Suite Hotel & Casino Employee Retirement Savings Plan, Participant Loan Program dated March 19, 1992 are incorporated herein by reference from the Company's (SEC File No. 33-56860) Registration Statement on Form S-8 filed January 8, 1993, Part II,
        Item 8, Exhibit 4.11; Rio Suite Hotel & Casino Employment Retirement Savings Plan dated February 21, 1991 is incorporated herein by reference from the Company's (SEC File No. 33-56860) Registration Statement on Form S-8 filed February 3, 1993, Part II, Item 8,
        Exhibit 4.11; Fourth Amendment to the Rio Suite Hotel &
        Casino Employee

        Retirement Savings Plan dated April 30, 1993, effective July 1, 1993; Fifth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated
        August 17, 1993, effective July 1, 1993; Sixth
        Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated October 27, 1993, effective October 25, 1993; Seventh Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan Trust Agreement dated and effective December 16, 1993; and Eighth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated May 3, 1994, effective May 1, 1994 are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-Q for the Quarter Ended June 30, 1994,
        Part II, Item 6(a), Exhibit 4.03; Ninth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated August 26, 1994, effective August 25, 1994; Tenth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated and effective January 1, 1995; and Eleventh Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated and effective January 12, 1995 are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c), Exhibit 4.08.

4.07 Rio Hotel & Casino, Inc. 1995 Long-Term Incentive Plan, as adopted January 16, 1995 is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c), Exhibit 4.09.

4.08 Credit Agreement among Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Lenders, and Rio Properties, Inc., as Borrower, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America National Trust and Savings Association, in the amount of $9,692,307.70 dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America Nevada, in the amount of $3,230,769.23, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of Societe Generale, in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of NBD Bank, N.A., in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of First Security Bank of Idaho, N.A., in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Nevada, N.A., in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of U.S. Bank of Nevada, in the amount of $3,230,769.23, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America National Trust and Savings Association, in the amount of $5,307,692.30 dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America Nevada, in the amount of

        $1,769,230.77, dated July 15, 1993; Line B
        Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Nevada, N.A., in the amount of $3,538,461.54, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of First Security Bank of Idaho, N.A., in the amount of $3,538,461.54, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of NBD Bank, N.A., in the amount of $3,538,461.54, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of Societe Generale, in the amount of $3,538,461.54, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of U.S. Bank of Nevada, in the amount of $1,769,230.77, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America National Trust and Savings Association, in the amount of $15,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America Nevada, in the amount of $5,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Nevada, N.A., in the amount of $10,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Idaho, N.A., in the amount of $10,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of NBD Bank, N.A., in the amount of $10,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of Societe Generale, in the amount of $10,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of U.S. Bank of Nevada, in the amount of $5,000,000, dated July 15, 1993; Security Agreement executed by Rio Properties, Inc., as Debtor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Secured Party, dated July 15, 1993; Construction Deed of Trust With
        Assignment of Rents and Fixture   Filing among Rio
        Properties, Inc., as Trustor, Equitable Deed Company, as
        Trustee,   and Bank of America National Trust and
        Savings Association, as agent for itself and   the other
        financial institutions, as Beneficiary, dated July 15,
        1993; Unsecured   Indemnity Agreement executed by Rio
        Properties, Inc., as Indemnitor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, dated July 15, 1993; Guaranty executed by Rio Hotel & Casino, Inc., as Guarantor, in favor of Bank of America National Trust
        and Savings   Association, as agent for itself and other
        financial institutions, as Guaranteed Parties, dated July 15, 1993; and, Parent Guarantor Security Agreement by Rio Hotel & Casino, Inc., as Debtor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Secured Party, dated July 15, 1993 are incorporated by reference from the Company's (SEC File No. 2-88147) Report on Form 8-K dated July 15, 1993, Item 7(c),
        Exhibit 28.01; First Amendment to Credit Agreement dated as of October 25, 1993 and Second Amendment and Waiver to Credit Agreement dated as of November 8, 1993 among Rio Properties, Inc., Bank of America National Trust and Savings Association, Bank of America Nevada, First Interstate Bank of Nevada, First Security Bank of Idaho,
        N.A., NBD Bank, N.A., Societe Generale, and U.S. Bank of Nevada are incorporated by reference from the Company's (SEC File No. 0-13760) Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c), Exhibit 4.09; Third Amendment to Credit Agreement dated as of April 15, 1994 among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, Bank of America, Nevada, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A, NBD Bank, N.A., Societe Generale, and U.S. Bank of Nevada; Memorandum of Amendments to Credit Agreement and Amendment to Construction Deed of Trust with Assignment of Rents and Fixture Filing dated as of May 9, 1994 by Rio Properties, Inc. and Bank of America National Trust and Savings Association are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-Q for the Quarter Ended June 30, 1994,
        Part II, Item 6(a), Exhibit No. 4.02; and Fourth Amendment to Credit Agreement among Rio Properties, Inc., as Borrower, and Bank of America National Trust and Savings Association, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, Bank of America, Nevada, U.S. Bank of Nevada, Bank of Scotland and Midlantic Bank, N.A., as Lenders; and Second Memorandum of Amendment to Credit Agreement and Amendment to Construction Deed of Trust with Assignment of Rents and Fixture Filing between Borrower and Bank of America National Trust and Savings Association, as agent for Lenders, dated December 16, 1994 are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated December 16, 1994, Item 7(c), Exhibit 10.01; Fifth Amendment to Credit Agreement dated as of March 20, 1995, among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, Bank of America Nevada, U.S. Bank of Nevada, Bank of Scotland and Midlantic Bank, N.A., as Banks, is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c), Exhibit 10.09; Sixth Amendment to Credit Agreement dated as of July 31, 1995 among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, and First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, Bank of America Nevada, U.S. Bank of Nevada, Bank of Scotland, Midlantic Bank, N.A., and Bank of Hawaii, as Banks is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated September 15, 1995, Item 7(c), Exhibit 4.01; and Seventh Amendment to Credit Agreement dated as of January 17, 1996 among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, and First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., Societe Generale, Bank of America Nevada, U.S. Bank of Nevada, Bank of Scotland, Midlantic Bank, N.A., and Bank of Hawaii, as Banks.

4.09    Indenture dated as of July 21, 1995, among Rio Hotel &
        Casino, Inc., Rio Properties,

        Inc. and IBJ Schroder Bank & Trust Company for the
        Company's 105/8% Senior Subordinated Notes Due 2005 is incorporated herein by reference from the Company's
        (SEC File No. 0-13760) Report on Form 8-K dated
        July 18, 1995, Item 7(c), Exhibit 4.3.

4.10 Registration Agreement dated July 18, 1995 by Rio Hotel & Casino, Inc. and accepted July 18, 1995 by Salomon Brothers Inc. and Montgomery Securities is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated July 18, 1995, Item 7(c), Exhibit 4.2.

4.11 Form of Letter of Transmittal to IBJ Schroder Bank & Trust Company as Exchange Agent for exchange of 105/8% Senior Subordinated Notes Due 2005 is incorporated herein by reference from the Company's (SEC File No. 33-62163) Registration Statement on Form S-4 filed August 28, 1995, Part II, Item 21(a), Exhibit 4.14.

10.01 Agreement by and among MarCor Resorts Inc., Marnell Corrao, Inc., Marnell Corrao Associates, Inc., MarCor Partnership, The Anthony A. Marnell II Revocable Living Trust dated June 16, 1982, Anthony A. Marnell II, Sandra
        J. Marnell, Barrett Family Revocable Living Trust dated December 18, 1981, James A. Barrett, Jr. and Maureen M. Barrett dated February 22, 1989, is incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c), Exhibit 10.01; First Amendment to Agreement dated October 25, 1993 by and among Rio Hotel & Casino, Inc., and Marnell Corrao, Inc., Marnell Corrao Associates, Inc., MarCor Partnership, Anthony A. Marnell II, Barrett Family Revocable Living Trust dated December 18, 1981, James A. Barrett, Jr. and Maureen M. Barrett incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c), Exhibit 10.01.

10.02 Interest Rate Swap Agreement dated as of July 28, 1993 between Rio Properties, Inc. and Bank of America National Trust and Savings Association is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c), Exhibit 10.11.

10.03 Architectural Agreement entered into as of February 25, 1994 between Rio Hotel & Casino, Inc., as Owner, and Anthony A. Marnell II, Chartered, as Architect, is incorporated herein by reference from the Company's (SEC File No. 0-13760), Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c), Exhibit 10.12.

10.04 Building Contract entered into as of February 25, 1994 between Marnell Corrao Associates, Inc., as General Contractor, and Rio Properties, Inc., as Owner, is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c), Exhibit 10.13.

10.05 Architectural Agreement entered into as of February 9, 1995 between Rio Hotel & Casino, Inc., as Owner, and Anthony A. Marnell, Chartered, as Architect, is incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c),
        Exhibit 10.08.

10.06 Building Contract entered into as of February 27, 1995 between Marnell Corrao Associates, Inc., as General Contractor, and Rio Properties, Inc., as Owner, is incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c),
        Exhibit 10.09.

10.07 Real Estate Purchase and Sale Agreement entered into as of January 25, 1995 between Focus 2000, Inc., as Seller, and Rio Properties, Inc., as Buyer, is incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c), Exhibit 10.10.

10.08 Exchange Agreement entered into as of January 6, 1995 between Allied Building Materials, Cinderlane, Inc., and Rio Hotel & Casino, Inc. is incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c), Exhibit 10.11.

10.09 Letter Agreement regarding Rate Cap Transaction dated August 11, 1994 between Bank of America National Trust and Savings Association and Rio Properties, Inc. is incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c),
        Exhibit 10.12.

10.10 Architectural Agreement entered into as of July 27, 1995 between Rio Hotel & Casino, Inc., as Owner, and Anthony
        A. Marnell II, Chtd., as Architect, is incorporated herein by reference from the Company's (SEC File No. 333-869) Registration Statement on Form S-3, filed on February 12, 1996, Part II, Item 16, Exhibit 10.10.

10.11 Building Contract entered into as of August 14, 1995 by and between Marnell Corrao Associates, Inc., as General Contractor, and Rio Properties, Inc., as Owner, is incorporated herein by reference from the Company's (SEC File No. 333-869) Registration Statement on
        Form S-3, filed on February 12, 1996, Part II, Item 16,
        Exhibit 10.11.

21.01   List of the Company's subsidiaries.

23.01   Consent of Arthur Andersen LLP.

27.01   Financial Data Schedule.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                      RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
           SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              RIO HOTEL & CASINO, INC.
                                  BALANCE SHEETS

                                                                  December 31,

                                                            1995                      1994
ASSETS
Current assets:
   Cash and cash equivalents                         $       85,885         $       35,635
   Accounts receivable                                          537                    887
   Accounts receivable from affiliates                        - - -              3,213,417
      Total current assets                                   86,422              3,249,939

Other assets:
   Investments in subsidiaries                          172,308,025            153,227,263
   Other, net                                             2,570,623              1,938,022
                                                        174,878,648            155,165,285
                                                     $  174,965,070         $  158,415,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Non-current liabilities due to subsidiaries          $   12,077,170         $   10,576,057

Stockholders' equity
   Common Stock, $0.01 par value;
      100,000,000 shares authorized;
      21,139,146 (1995) and 21,371,346 (1994)
      shares issued and outstanding                         211,392                213,714
   Additional paid-in capital                           113,520,158            117,214,582
   Retained earnings                                     49,156,350             30,410,871
      Total stockholders' equity                        162,887,900            147,839,167
                                                     $  174,965,070         $  158,415,224


                   See Accompanying Notes to Consolidated Financial Statements


                     RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
            SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             RIO HOTEL & CASINO, INC.
                              STATEMENTS OF INCOME


                                   For the Year Ended December 31,

                                         1995               1994              1993
Revenues
   Interest Income                 $         1,144    $        2,537    $         6,724
   Other revenues                           - - -            966,510            393,537
   Subsidiary earnings                  18,994,335        15,267,612         10,592,688
                                        18,995,479        16,236,659         10,992,949

Costs and Expenses:
   General and administrative              250,000           270,250            343,577
                                           250,000           270,250            343,577
       Net income                  $    18,745,479    $   15,966,409    $    10,649,372



       See Accompanying Notes to Consolidated Financial Statements


                       RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
             SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               RIO HOTEL & CASINO, INC.
                               STATEMENTS OF CASH FLOW

                                                        For the Year Ended December 31,

                                                             1995                   1994

Cash flows from operating activities:
  Net income                                           $   18,745,479         $   15,966,409

  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Earnings from subsidiary investments                    (18,994,335)           (15,267,612)

  (Increase) decrease in assets:
    Receivables                                                   350                 64,113
    Prepaid expenses and other current assets                  - - -                  - - -
    Due from (to) subsidiaries                              4,715,730             (1,820,498)
    Other, net                                                 - - -                  - - -
  Decrease in liabilities:
    Accounts payable-trade                                     - - -                 (25,000)
  Net cash  provided by (used in) operating activities      4,467,224             (1,082,588)

Cash flows from investing activities:
  Investments in subisidiaries                                 - - -                 (14,390)
  Net cash used in investing activities                        - - -                 (14,390)

Cash flows from financing activities:
  Net proceeds from common stock issuance                     969,251              1,022,700
  Common stock offerings cost                                  - - -                (119,529)
  Repurchase of common stock                               (5,386,225)                - - -
  Net cash used in (provided by) financing activities      (4,416,974)               903,171
  Net increase (decrease) in cash and
    cash equivalents                                           50,250               (193,807)
  Cash and cash equivalents, beginning of period               35,635                229,442
  Cash and cash equivalents, end of period             $       85,885         $       35,635



                         See Accompanying Notes to Consolidated Financial Statements



                                RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                        RIO HOTEL & CASINO, INC.
                                        STATEMENTS OF CASH FLOW

                                              For the Year Ended December 31,

                                                             1993

Cash flows from operating activities:
  Net income                                           $   10,649,392

  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Earnings from subsidiary investments                    (10,592,688)

  (Increase) decrease in assets:
    Receivables                                               (79,821)
    Prepaid expenses and other current assets                  13,811
    Due from (to) subsidiaries                             (1,077,493)
    Other, net                                                  3,719
  Decrease in liabilities:
    Accounts payable-trade                                   (164,770)
  Net cash  provided by (used in) operating activities     (1,247,850)

Cash flows from investing activities:
  Investments in subisidiaries                            (30,730,375)
  Net cash used in investing activities                   (30,730,375)

Cash flows from financing activities:
  Net proceeds from common stock issuance                  32,506,200
  Common stock offerings cost                                (456,821)
  Repurchase of common stock                                   - - -
  Net cash used in (provided by) financing activities      32,049,379
  Net increase (decrease) in cash and
    cash equivalents                                           71,154
  Cash and cash equivalents, beginning of period              158,288
  Cash and cash equivalents, end of period             $      229,442

                See Accompanying Notes to Consolidated Financial Statements



            SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                       December 31,    December 31,    December 31,
                           1995            1994            1993

Cash payments made for
 interest (net of
 amounts capitalized)   $   - - -       $   - - -       $   - - -

     Supplemental Schedule of Non-Cash Investing and Financing
     Activities


DECEMBER 31, 1995

     Tax benefit arising from the exercise of stock options granted under the NSOP totaled $632,601.

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

     Reduction of paid-in capital as a result of the implementation of SFAS 109 totaled $832,152. This amount was charged directly against equity because it reflects the tax effect of SFAS 109 as it related to the gain on sale of assets to affiliates of the Company's largest stockholder in December 1991, which was also recorded directly to equity (Note 10).


               RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              For the Three Years Ended December 31, 1995


Balance, December 31, 1992                            $         263,232

        Additions charged to income                             523,491

        Accounts written off, less recoveries                  (407,360)



Balance, December 31, 1993                                      379,363

        Additions charged to income                             512,999

        Accounts written off, less recoveries                  (413,227)



Balance, December 31, 1994                                      479,135

        Additions charged to income                           1,002,463

        Accounts written off, less recoveries                  (656,906)



Balance, December 31, 1995                            $         824,692


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RIO HOTEL & CASINO, INC.



March 15, 1996           By:        /S/ ROGER M. SZEPELAK
                                Roger M. Szepelak, Treasurer
                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                       TITLE                       DATE

/S/ ANTHONY A. MARNELL II    Chairman of the Board of          March 15, 1996
Anthony A. Marnell II        Directors and Chief Executive
                             Officer (Principal Executive
                             Officer)

/S/ JAMES A. BARRETT, JR.    President, Chief Operating        March 15, 1996
James A. Barrett, Jr.        Officer and Director

/S/ ROGER M. SZEPELAK        Treasurer and Chief Financial     March 15, 1996
Roger M. Szepelak            Officer (Principal Financial and
                             Accounting Officer)

/S/ JOHN A. STUART           Director                          March 15, 1996
John A. Stuart

/S/ THOMAS Y. HARTLEY        Director                          March 15, 1996
Thomas Y. Hartley

/S/ PETER M. THOMAS          Director                          March 15, 1996
Peter M. Thomas


                          EXHIBIT INDEX

NUMBER  EXHIBIT DESCRIPTION                                      PAGE

3.01    Amended and Restated Articles of Incorporation  of  Rio
        Hotel   &  Casino,  Inc.  filed  July  19,  1994,   are
        incorporated  herein by reference  from  the  Company's
        (SEC  File  No. 0-13760) Report on Form  10-Q  for  the
        Quarter  Ended  June  30, 1994,  Part  II,  Item  6(a),
        Exhibit 4.01.

3.02    Amended  and  Restated Bylaws of Rio  Hotel  &  Casino,
        Inc., certified March 3, 1993, are incorporated herein by reference from the Company's (SEC File No. 0-13760)
        Report  on  Form 10-K for the Year Ended  December  31,
        1992, Part IV, Item 14, Exhibit 4.02.

4.01    Specimen common stock certificate for the common  stock
        of  Rio Hotel & Casino, Inc. is incorporated herein  by
        reference  from  the Company's (SEC File  No.  333-869)
        Registration   Statement  on   Form   S-3,   filed   on
        February 12, 1996, Part II, Item 15, Exhibit 4.03.

4.02    Agreement  and  Plan  of Exchange by  and  between  Rio
        Hotel  &  Casino, Inc., a Nevada corporation,  and  Rio
        Properties,   Inc.,   a   Nevada   corporation,   dated
        August  14,  1992, is incorporated herein by  reference
        from the Company's (SEC File No. 33-51092) Registration
        Statement  on  Form  S-3  filed  on  August  24,  1992,
        Part II, Item 16, Exhibit 2.01.

4.03    Form of Subscription and Exchange Agreement between Rio
        Properties, Inc., MarCor Resorts, Inc., and subscriber is incorporated herein by reference from the Company's
        (SEC  File  No.  33-51092)  Registration  Statement  on
        Form  S-3  filed on August 24, 1992, Part II, Item  16,
        Exhibit 2.02.

4.04    Rio  Hotel  &  Casino, Inc. Non-Statutory Stock  Option
        Plan,   as  amended  September  5,  1991,  as   amended
        February  28, 1992 (to reflect change in Company  name)
        and as amended June 22, 1993, is incorporated herein by
        reference  from the Company's (SEC File  No.  33-38752)
        Registration Statement on Form S-8 filed on October  5,
        1993, Part II, Item 8, Exhibit 4.04.

4.05    Rio  Hotel & Casino, Inc. Directors' Stock Option  Plan
        As  Amended  February 28, 1992 (to  reflect  change  in
        Company name only) is incorporated herein by reference from the Company's (SEC File No. 2-88147) Report on
        Form  10-K  for  the  Year  Ended  December  31,  1991,
        Part IV, Item 14(c), Exhibit 4.07.

4.06    Rio  Suite  Hotel & Casino Employee Retirement  Savings
        Plan  Trust  Agreement dated February 11,  1991;  First
        Amendment  to  the  Rio Suite Hotel &  Casino  Employee
        Retirement Savings Plan dated March 20, 1992, effective
        April  1, 1992; Second Amendment to the Rio Suite Hotel
        & Casino Employee Retirement Savings Plan dated



        March   20,  1992,  effective  April  1,  1992;   Third
        Amendment  to  the  Rio Suite Hotel &  Casino  Employee
        Retirement  Savings  Plan  dated  December  14,   1992,
        effective August 15, 1992, and Rio Suite Hotel & Casino
        Employee  Retirement  Savings  Plan,  Participant  Loan
        Program dated March 19, 1992 are incorporated herein by
        reference  from the Company's (SEC File  No.  33-56860)
        Registration  Statement on Form S-8  filed  January  8,
        1993, Part II, Item 8, Exhibit 4.11; Rio Suite Hotel  &
        Casino   Employment  Retirement  Savings   Plan   dated
        February  21, 1991 is incorporated herein by  reference
        from the Company's (SEC File No. 33-56860) Registration
        Statement on Form S-8 filed February 3, 1993, Part  II,
        Item 8, Exhibit 4.11; Fourth Amendment to the Rio Suite
        Hotel  & Casino Employee Retirement Savings Plan  dated
        April 30, 1993, effective July 1, 1993; Fifth Amendment
        to  the  Rio  Suite Hotel & Casino Employee  Retirement
        Savings  Plan dated August 17, 1993, effective July  1,
        1993;  Sixth Amendment to the Rio Suite Hotel &  Casino
        Employee  Retirement  Savings Plan  dated  October  27,
        1993, effective October 25, 1993; Seventh Amendment  to
        the  Rio  Suite  Hotel  &  Casino  Employee  Retirement
        Savings   Plan  Trust  Agreement  dated  and  effective
        December  16,  1993; and Eighth Amendment  to  the  Rio
        Suite  Hotel & Casino Employee Retirement Savings  Plan
        dated   May  3,  1994,  effective  May  1,   1994   are
        incorporated  herein by reference  from  the  Company's
        (SEC  File  No. 0-13760) Report on Form  10-Q  for  the
        Quarter  Ended  June  30, 1994,  Part  II,  Item  6(a),
        Exhibit 4.03; Ninth Amendment to the Rio Suite Hotel  &
        Casino  Employee Retirement Savings Plan  dated  August
        26, 1994, effective August 25, 1994; Tenth Amendment to
        the  Rio  Suite  Hotel  &  Casino  Employee  Retirement
        Savings  Plan dated and effective January 1, 1995;  and
        Eleventh  Amendment  to the Rio Suite  Hotel  &  Casino
        Employee  Retirement Savings Plan dated  and  effective
        January  12, 1995 are incorporated herein by  reference
        from  the  Company's (SEC File No. 0-13760)  Report  on
        Form  10-K  for the Year Ended December 31, 1994,  Part
        IV, Item 14(c), Exhibit 4.08.

4.07 Rio Hotel & Casino, Inc. 1995 Long-Term Incentive Plan, as adopted January 16, 1995 is incorporated herein by reference from the Company's (SEC File No. 0-13760)
        Report  on  Form 10-K for the Year Ended  December  31,
        1994, Part IV, Item 14(c), Exhibit 4.09.

4.08    Credit  Agreement among Bank of America National  Trust    74
        and  Savings Association, as agent for itself and other
        financial institutions, as Lenders, and Rio Properties,
        Inc.,  as  Borrower, dated July 15, 1993; Line  A  Note
        executed by Rio Properties, Inc., as Borrower, in favor
        of   Bank   of  America  National  Trust  and   Savings
        Association, in the amount of $9,692,307.70 dated  July
        15, 1993; Line A Note executed by Rio Properties, Inc.,
        as Borrower, in favor of Bank of America Nevada, in the
        amount  of $3,230,769.23, dated July 15, 1993;  Line  A
        Note executed by Rio Properties, Inc., as Borrower,  in
        favor   of   Societe  Generale,  in   the   amount   of
        $6,461,538.46,  dated  July  15,  1993;  Line  A   Note
        executed by Rio Properties, Inc., as Borrower, in favor
        of  NBD  Bank,  N.A., in the amount  of  $6,461,538.46,
        dated  July  15,  1993;  Line A Note  executed  by  Rio
        Properties,  Inc.,  as  Borrower,  in  favor  of  First
        Security Bank of Idaho,.


        N.A.,  in  the amount of $6,461,538.46, dated July  15,
        1993; Line A Note executed by Rio Properties, Inc.,  as
        Borrower, in favor of First Interstate Bank of  Nevada,
        N.A.,  in  the amount of $6,461,538.46, dated July  15,
        1993; Line A Note executed by Rio Properties, Inc.,  as
        Borrower,  in  favor of U.S. Bank  of  Nevada,  in  the
        amount  of $3,230,769.23, dated July 15, 1993;  Line  B
        Note executed by Rio Properties, Inc., as Borrower,  in
        favor  of  Bank of America National Trust  and  Savings
        Association, in the amount of $5,307,692.30 dated  July
        15, 1993; Line B Note executed by Rio Properties, Inc.,
        as Borrower, in favor of Bank of America Nevada, in the
        amount  of $1,769,230.77, dated July 15, 1993;  Line  B
        Note executed by Rio Properties, Inc., as Borrower,  in
        favor of First Interstate Bank of Nevada, N.A., in  the
        amount  of $3,538,461.54, dated July 15, 1993;  Line  B
        Note executed by Rio Properties, Inc., as Borrower,  in
        favor  of  First Security Bank of Idaho, N.A.,  in  the
        amount  of $3,538,461.54, dated July 15, 1993;  Line  B
        Note executed by Rio Properties, Inc., as Borrower,  in
        favor   of   NBD   Bank,  N.A.,  in   the   amount   of
        $3,538,461.54,  dated  July  15,  1993;  Line  B   Note
        executed by Rio Properties, Inc., as Borrower, in favor
        of  Societe  Generale, in the amount of  $3,538,461.54,
        dated  July  15,  1993;  Line B Note  executed  by  Rio
        Properties, Inc., as Borrower, in favor of U.S. Bank of
        Nevada, in the amount of $1,769,230.77, dated July  15,
        1993;  Revolving Note executed by Rio Properties, Inc.,
        as Borrower, in favor of Bank of America National Trust
        and  Savings Association, in the amount of $15,000,000,
        dated  July  15, 1993; Revolving Note executed  by  Rio
        Properties,  Inc., as Borrower, in  favor  of  Bank  of
        America Nevada, in the amount of $5,000,000, dated July
        15,  1993;  Revolving Note executed by Rio  Properties,
        Inc., as Borrower, in favor of First Interstate Bank of
        Nevada, N.A., in the amount of $10,000,000, dated  July
        15,  1993;  Revolving Note executed by Rio  Properties,
        Inc., as Borrower, in favor of First Interstate Bank of
        Idaho,  N.A., in the amount of $10,000,000, dated  July
        15,  1993;  Revolving Note executed by Rio  Properties,
        Inc.,  as Borrower, in favor of NBD Bank, N.A., in  the
        amount  of  $10,000,000, dated July 15, 1993; Revolving
        Note executed by Rio Properties, Inc., as Borrower,  in
        favor   of   Societe  Generale,  in   the   amount   of
        $10,000,000,  dated  July  15,  1993;  Revolving   Note
        executed by Rio Properties, Inc., as Borrower, in favor
        of  U.S.  Bank of Nevada, in the amount of  $5,000,000,
        dated July 15, 1993; Security Agreement executed by Rio
        Properties,  Inc.,  as Debtor,  in  favor  of  Bank  of
        America  National  Trust  and Savings  Association,  as
        agent  for itself and other financial institutions,  as
        Secured  Party, dated July 15, 1993; Construction  Deed
        of  Trust  With Assignment of Rents and Fixture  Filing
        among Rio Properties, Inc., as Trustor, Equitable  Deed
        Company, as Trustee, and Bank of America National Trust
        and  Savings Association, as agent for itself  and  the
        other  financial  institutions, as  Beneficiary,  dated
        July  15,  1993; Unsecured Indemnity Agreement executed
        by  Rio  Properties, Inc., as Indemnitor, in  favor  of
        Bank of America National Trust and Savings Association,
        as  agent  for itself and other financial institutions,
        dated  July 15, 1993; Guaranty executed by Rio Hotel  &
        Casino, Inc., as Guarantor, in favor of Bank of America
        National  Trust and Savings Association, as  agent  for
        itself  and other financial institutions, as Guaranteed
        Parties,  dated  July 15, 1993; and,  Parent  Guarantor
        Security Agreement by Rio Hotel & Casino, Inc., as


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
        1993   and  Second  Amendment  and  Waiver  to   Credit
        Agreement  dated  as  of November  8,  1993  among  Rio
        Properties,  Inc., Bank of America National  Trust  and
        Savings  Association,  Bank of  America  Nevada,  First
        Interstate  Bank  of  Nevada, First  Security  Bank  of
        Idaho, N.A., NBD Bank, N.A., Societe Generale, and U.S.
        Bank  of Nevada are incorporated by reference from  the
        Company's  (SEC File No. 0-13760) Report on  Form  10-K
        for  the  Year Ended December 31, 1993, Part  IV,  Item
        14(c),   Exhibit  4.09;  Third  Amendment   to   Credit
        Agreement  dated  as  of  April  15,  1994  among   Rio
        Properties,  Inc., Bank of America National  Trust  and
        Savings  Association, as Agent and as a Bank,  Bank  of
        America, Nevada, First Interstate Bank of Nevada, First
        Security  Bank  of Idaho, N.A, NBD Bank, N.A.,  Societe
        Generale,  and  U.S.  Bank  of  Nevada;  Memorandum  of
        Amendments   to  Credit  Agreement  and  Amendment   to
        Construction Deed of Trust with Assignment of Rents and
        Fixture  Filing  dated  as  of  May  9,  1994  by   Rio
        Properties, Inc. and Bank of America National Trust and
        Savings   Association   are  incorporated   herein   by
        reference  from  the Company's (SEC File  No.  0-13760)
        Report  on  Form  10-Q for the Quarter Ended  June  30,
        1994,  Part II, Item 6(a), Exhibit No. 4.02; and Fourth
        Amendment  to  Credit Agreement among  Rio  Properties,
        Inc.,  as Borrower, and Bank of America National  Trust
        and  Savings  Association,  First  Interstate  Bank  of
        Nevada,  First Security Bank of Idaho, N.A., NBD  Bank,
        N.A.,  Societe Generale, Bank of America, Nevada,  U.S.
        Bank  of  Nevada, Bank of Scotland and Midlantic  Bank,
        N.A., as Lenders; and Second Memorandum of Amendment to
        Credit Agreement and Amendment to Construction Deed  of
        Trust  with  Assignment  of Rents  and  Fixture  Filing
        between Borrower and Bank of America National Trust and
        Savings  Association,  as  agent  for  Lenders,   dated
        December  16, 1994 are incorporated herein by reference
        from  the  Company's (SEC File No. 0-13760)  Report  on
        Form  8-K  dated December 16, 1994, Item 7(c),  Exhibit
        10.01; Fifth Amendment to Credit Agreement dated as  of
        March  20,  1995, among Rio Properties, Inc.,  Bank  of
        America  National  Trust  and Savings  Association,  as
        Agent  and as a Bank, First Interstate Bank of  Nevada,
        First  Security  Bank of Idaho, N.A., NBD  Bank,  N.A.,
        Societe Generale, Bank of America Nevada, U.S. Bank  of
        Nevada,  Bank of Scotland and Midlantic Bank, N.A.,  as
        Banks,  is  incorporated herein by reference  from  the
        Company's  (SEC File No. 0-13760) Report on  Form  10-K
        for  the  Year Ended December 31, 1994, Part  IV,  Item
        14(c),   Exhibit  10.09;  Sixth  Amendment  to   Credit
        Agreement   dated  as  of  July  31,  1995  among   Rio
        Properties,  Inc., Bank of America National  Trust  and
        Savings Association, as Agent and as a Bank, and  First
        Interstate  Bank  of  Nevada, First  Security  Bank  of
        Idaho, N.A., NBD Bank, N.A., Societe Generale, Bank  of
        America  Nevada, U.S. Bank of Nevada, Bank of Scotland,
        Midlantic Bank, N.A., and Bank of Hawaii, as  Banks  is
        incorporated  herein by reference  from  the  Company's
        (SEC  File  No.  0-13760)  Report  on  Form  8-K  dated
        September  15,  1995,  Item  7(c),  Exhibit  4.01;  and
        Seventh


        Amendment  to Credit Agreement dated as of January  17,
        1996  among  Rio  Properties,  Inc.,  Bank  of  America
        National Trust and Savings Association, as Agent and as a Bank, and First Interstate Bank of Nevada, First
        Security Bank of Idaho, N.A., Societe Generale, Bank of
        America  Nevada, U.S. Bank of Nevada, Bank of Scotland,
        Midlantic Bank, N.A., and Bank of Hawaii, as Banks

4.09    Indenture dated as of July 21, 1995, among Rio Hotel  &
        Casino,  Inc.,  Rio Properties, Inc. and  IBJ  Schroder
        Bank  &  Trust Company for the Company's 105/8%  Senior
        Subordinated Notes Due 2005 is incorporated herein by reference from the Company's (SEC File No. 0-13760)
        Report  on  Form  8-K dated July 18, 1995,  Item  7(c),
        Exhibit 4.3.

4.10    Registration Agreement dated July 18, 1995 by Rio Hotel
        &  Casino,  Inc. and accepted July 18, 1995 by  Salomon
        Brothers Inc. and Montgomery Securities is incorporated herein by reference from the Company's (SEC File No. 0-
        13760)  Report  on Form 8-K dated July 18,  1995,  Item
        7(c), Exhibit 4.2.

4.11    Form  of Letter of Transmittal to IBJ Schroder  Bank  &
        Trust  Company as Exchange Agent for exchange of 105/8%
        Senior Subordinated Notes Due 2005 is incorporated herein by reference from the Company's (SEC File No. 33-
        62163)  Registration Statement on Form S-4 filed August
        28, 1995, Part II, Item 21(a), Exhibit 4.14.

10.01   Agreement  by  and among MarCor Resorts  Inc.,  Marnell
        Corrao,  Inc., Marnell Corrao Associates, Inc.,  MarCor
        Partnership, The Anthony A. Marnell II Revocable Living
        Trust  dated  June  16, 1982, Anthony  A.  Marnell  II,
        Sandra  J.  Marnell,  Barrett Family  Revocable  Living
        Trust  dated  December 18, 1981, James A. Barrett,  Jr.
        and  Maureen  M. Barrett dated February  22,  1989,  is
        incorporated  herein by reference  from  the  Company's
        (SEC  File No. 0-13760) Annual Report on Form 10-K  for
        the  Year Ended December 31, 1994, Part IV, Item 14(c),
        Exhibit  10.01;  First  Amendment  to  Agreement  dated
        October 25, 1993 by and among Rio Hotel & Casino, Inc.,
        and  Marnell  Corrao, Inc., Marnell Corrao  Associates,
        Inc.,  MarCor  Partnership,  Anthony  A.  Marnell   II,
        Barrett  Family  Revocable Living Trust dated  December
        18,  1981, James A. Barrett, Jr. and Maureen M. Barrett
        incorporated  herein by reference  from  the  Company's
        (SEC File No. 0-13760) Report on Form 10-K for the Year
        Ended  December 31, 1993, Part IV, Item 14(c),  Exhibit
        10.01.

10.02   Interest Rate Swap Agreement dated as of July 28,  1993
        between  Rio  Properties,  Inc.  and  Bank  of  America
        National  Trust and Savings Association is incorporated
        herein by reference from the Company's (SEC File No. 0-
        13760)  Report on Form 10-K for the Year Ended December
        31, 1993, Part IV, Item 14(c), Exhibit 10.11.

10.03   Architectural Agreement entered into as of February 25,
        1994  between Rio Hotel & Casino, Inc., as  Owner,  and
        Anthony A. Marnell II, Chartered, as Architect, is


        incorporated  herein by reference  from  the  Company's
        (SEC  File  No. 0-13760), Report on Form 10-K  for  the
        Year  Ended  December 31, 1993, Part  IV,  Item  14(c),
        Exhibit 10.12.

10.04   Building Contract entered into as of February 25,  1994
        between  Marnell  Corrao Associates, Inc.,  as  General
        Contractor,  and  Rio Properties, Inc.,  as  Owner,  is
        incorporated  herein by reference  from  the  Company's
        (SEC File No. 0-13760) Report on Form 10-K for the Year
        Ended  December 31, 1993, Part IV, Item 14(c),  Exhibit
        10.13.

10.05   Architectural Agreement entered into as of February  9,
        1995  between Rio Hotel & Casino, Inc., as  Owner,  and
        Anthony   A.  Marnell,  Chartered,  as  Architect,   is
        incorporated  herein by reference  from  the  Company's
        (SEC  File No. 0-13760) Annual Report on Form 10-K  for
        the  Year Ended December 31, 1994, Part IV, Item 14(c),
        Exhibit 10.08.

10.06   Building Contract entered into as of February 27,  1995
        between  Marnell  Corrao Associates, Inc.,  as  General
        Contractor,  and  Rio Properties, Inc.,  as  Owner,  is
        incorporated  herein by reference  from  the  Company's
        (SEC  File No. 0-13760) Annual Report on Form 10-K  for
        the  Year Ended December 31, 1994, Part IV, Item 14(c),
        Exhibit 10.09.

10.07   Real Estate Purchase and Sale Agreement entered into as
        of  January  25,  1995  between Focus  2000,  Inc.,  as
        Seller,   and  Rio  Properties,  Inc.,  as  Buyer,   is
        incorporated  herein by reference  from  the  Company's
        (SEC  File No. 0-13760) Annual Report on Form 10-K  for
        the  Year Ended December 31, 1994, Part IV, Item 14(c),
        Exhibit 10.10.

10.08   Exchange Agreement entered into as of January  6,  1995
        between  Allied  Building Materials, Cinderlane,  Inc.,
        and Rio Hotel & Casino, Inc. is incorporated herein  by
        reference  from  the Company's (SEC File  No.  0-13760)
        Annual  Report on Form 10-K for the Year Ended December
        31, 1994, Part IV, Item 14(c), Exhibit 10.11.

10.09   Letter  Agreement regarding Rate Cap Transaction  dated
        August 11, 1994 between Bank of America National Trust and Savings Association and Rio Properties, Inc. is incorporated herein by reference from the Company's
        (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c),
        Exhibit 10.12.

10.10   Architectural  Agreement entered into as  of  July  27,
        1995  between Rio Hotel & Casino, Inc., as  Owner,  and
        Anthony   A.  Marnell  II,  Chtd.,  as  Architect,   is
        incorporated  herein by reference  from  the  Company's
        (SEC  File No. 333-869) Registration Statement on  Form
        S-3,  filed  on February 12, 1996, Part  II,  Item  16,
        Exhibit 10.10.


10.11   Building Contract entered into as of August 14, 1995 by
        and between Marnell Corrao
        Associates,  Inc.,  as  General  Contractor,  and   Rio
        Properties, Inc., as Owner, is incorporated  herein  by
        reference  from  the Company's (SEC File  No.  333-869)
        Registration   Statement  on   Form   S-3,   filed   on
        February 12, 1996, Part II, Item 16, Exhibit 10.11.

21.01   List of the Company's subsidiaries.                        91

23.01   Consent of Arthur Andersen LLP.                            93

27.01   Financial Data Schedule                                    95
