Form 10-Q
period 1996-03-31
RIO HOTEL & CASINO INC
filed 1996-05-15
CIK 734380

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:           March 31, 1996

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

        21,239,341 shares of Common Stock, $0.01 par value as of May 3, 1996

       This document consists of 18 pages with exhibits, 15 pages without exhibits.

                            FORM 10-Q

                        TABLE OF CONTENTS


                                                                 PAGE
                                                                NUMBER

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements                                    3
           Consolidated Balance Sheets                             3
           Consolidated Statements of Income                       4
           Consolidated Statements of Cash Flows                   5
           Notes to Consolidated Financial Statements              7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     9

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                      13

   Item 2. Changes in Securities                                  13

   Item 3. Defaults Upon Senior Securities                        13

   Item 4. Submission of Matters to a Vote of Security Holders    13

   Item 5. Other Information                                      14

   Item 6. Exhibits and Reports on Form 8-K                       14

SIGNATURES                                                        15

EXHIBIT INDEX                                                     16

EXHIBITS                                                          17


   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

                            RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,         DECEMBER 31,
                                                               1996                1995
                                                            (Unaudited)
                                               ASSETS
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                $12,986,097         $19,992,695
   ACCOUNTS RECEIVABLE, NET                                   5,905,920           4,313,442
   FEDERAL INCOME TAXES RECEIVABLE                                 ----             190,914
   INVENTORIES                                                1,466,469           1,794,850
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                  5,178,020           4,638,090

   TOTAL CURRENT ASSETS                                      25,536,506          30,929,991

PROPERTY AND EQUIPMENT:
   LAND AND IMPROVEMENTS                                     40,596,162          37,509,960
   BUILDING AND IMPROVEMENTS                                194,483,154         192,818,896
   EQUIPMENT, FURNITURE, AND IMPROVEMENTS                    70,382,573          68,500,267
   LESS:  ACCUMULATED DEPRECIATION                          (50,643,960)        (46,707,850)
                                                            254,817,929         252,121,273

   CONSTRUCTION IN PROGRESS                                  42,983,810          17,173,483

       NET PROPERTY AND EQUIPMENT                           297,801,739         269,294,756

OTHER ASSETS:
   OTHER, NET                                                 8,179,941           8,566,847

                                                           $331,518,186        $308,791,594

                            LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   CURRENT MATURITIES OF LONG-TERM DEBT                         $25,252             $25,252
   ACCOUNTS PAYABLE                                           3,708,161           4,562,132
   ACCRUED EXPENSES                                          11,308,619           9,136,226
   ACCOUNTS PAYABLE-RELATED PARTY                            13,432,851           6,641,506
   FEDERAL INCOME TAXES PAYABLE                               2,119,297               ----
   ACCRUED INTEREST                                           2,635,144           4,726,915

      TOTAL CURRENT LIABILITIES                              33,229,324          25,092,031

NON-CURRENT LIABILITIES:
   LONG-TERM DEBT, LESS CURRENT MATURITIES                  118,176,765         110,176,765
   DEFERRED INCOME TAXES                                     11,533,100          10,634,898

       TOTAL NON-CURRENT LIABILITIES                        129,709,865         120,811,663

       TOTAL LIABILITIES                                    162,939,189         145,903,694

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   COMMON STOCK, $0.01 PAR VALUE;
   100,000,000 SHARES AUTHORIZED;
   21,183,746 (1996) AND  21,139,146 (1995) SHARES
   ISSUED AND OUTSTANDING                                       211,838             211,392
   ADDITIONAL PAID-IN CAPITAL                               113,884,975         113,520,158
   RETAINED EARNINGS                                         54,482,184          49,156,350

       TOTAL STOCKHOLDERS' EQUITY                           168,578,997         162,887,900

                                                           $331,518,186        $308,791,594


   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                    RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME


                                                FOR THE THREE MONTHS ENDED
                                           MARCH 31, 1996      MARCH 31, 1995
                                             (Unaudited)         (Unaudited)
REVENUES:
   CASINO                                     $28,591,974         $24,565,850
   ROOM                                        10,447,578           7,275,008
   FOOD AND BEVERAGE                           17,187,397          13,831,753
   OTHER                                        3,562,515           2,529,411
   CASINO PROMOTIONAL ALLOWANCES               (4,748,340)         (4,373,869)
                                               55,041,124          43,828,153

EXPENSES:
   CASINO                                      13,022,789          10,698,519
   ROOM                                         3,319,454           2,123,146
   FOOD AND BEVERAGE                           13,423,506          11,104,366
   OTHER                                        1,866,675           1,508,289
   SELLING, GENERAL AND ADMINISTRATIVE          7,990,396           6,386,723
   DEPRECIATION AND AMORTIZATION                4,064,450           3,619,773
                                               43,687,270          35,440,816
OPERATING PROFIT                               11,353,854           8,387,337

OTHER INCOME (EXPENSE):
   INTEREST INCOME                                 47,753              56,392
   INTEREST EXPENSE                            (2,876,496)         (1,152,991)
                                               (2,828,743)         (1,096,599)

INCOME BEFORE INCOME TAX PROVISION              8,525,111           7,290,738

INCOME TAX PROVISION                           (3,199,277)         (2,779,006)

   NET INCOME                                 $ 5,325,834         $ 4,511,732


EARNINGS PER COMMON SHARE:
   PRIMARY:
           NET INCOME                               $0.25               $0.21

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   21,456,306          21,612,639


   FULLY DILUTED:
           NET INCOME                               $0.25               $0.21

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   21,532,203          21,696,551



             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   FOR THE THREE MONTHS ENDED
                                                             MARCH 31, 1996         MARCH 31, 1995
                                                               (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                 $5,325,834              $4,511,732
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      COMPENSATION EXPENSE RECOGNIZED FROM
      STOCK OPTION GRANT                                          30,400                  32,844
      DEPRECIATION AND AMORTIZATION                            4,064,450               3,619,773
      PROVISION FOR UNCOLLECTIBLE ACCOUNTS                       375,694                 148,210
      DEFERRED INCOME TAXES                                      898,202                 528,649
      (INCREASE) DECREASE IN ASSETS:
         ACCOUNTS RECEIVABLE                                  (1,965,106)             (1,107,423)
         INVENTORIES                                             328,381                 126,655
         PREPAID EXPENSES AND OTHER CURRENT ASSETS              (349,016)                162,615
         OTHER, NET                                              291,074                (691,069)
      INCREASE (DECREASE) IN LIABILITIES:
         ACCOUNTS PAYABLE                                       (853,971)                125,762
         ACCRUED FEDERAL INCOME TAX PAYABLE                    2,261,310               2,192,883
         ACCRUED EXPENSES                                      2,172,393                (145,318)
         ACCRUED INTEREST                                     (2,091,771)                162,888

NET CASH PROVIDED BY OPERATING ACTIVITIES                     10,487,874               9,668,201

CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASE OF LAND AND IMPROVEMENTS                          (3,086,202)             (2,212,352)
   PURCHASE OF EQUIPMENT, FURNITURE, AND
      IMPROVEMENTS                                            22,601,120)            (18,283,477)

NET CASH (USED IN) INVESTING ACTIVITIES                      (25,687,322)            (20,495,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM BORROWINGS                                    8,000,000                 - - -
   NET PROCEEDS FROM COMMON STOCK ISSUANCE                       251,600                  33,300
   PAYMENTS ON NOTES AND LOANS PAYABLE                           - - -               (45,014,175)
   REPURCHASE OF COMMON STOCK                                    (58,750)             (1,610,875)

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES            8,192,850             (46,591,750)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                   (7,006,598)            (57,419,378)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                19,992,695              76,426,258

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $12,986,097             $19,006,880



                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            RIO HOTEL & CASINO, INC. and SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
                           ACTIVITIES

                                             THREE MONTHS ENDED

                                          MARCH 31,           MARCH 31,
                                             1996               1995
                                         (Unaudited)         (Unaudited)
Cash payments made for interest (net
of amounts capitalized)                  $5,114,723          $1,165,183

Cash payments made for income taxes              $0                  $0


1996

Purchase of property and equipment financed through payables totaled $13,429,785.

Accounts  receivable  increased by  $3,066.   This  was  financed
through payables and will be reimbursed to the Company.

Tax benefit arising from the exercise of stock options granted under the Company's Non-Statutory Stock Option Plan totaled
$142,013.

1995

Purchase of property and equipment financed through payables totaled $5,613,418.

Additional  asset  purchases financed  through  payables  totaled
$23,280.

Tax benefit arising from the exercise of stock options granted under the Company's Non-Statutory Stock Option Plan totaled
$21,945.

             RIO HOTEL & CASINO, INC. and SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - The consolidated financial statements include the accounts of Rio Hotel & Casino, Inc. and its wholly owned subsidiaries Rio Properties, Inc. ("Rio Properties," which owns and operates the Rio Suite Hotel & Casino [the "Rio"] in Las Vegas, Nevada), Rio Development Company, Inc., Rio Resort Properties, Inc. and Rio Properties' wholly owned subsidiary Cinderlane, Inc. (collectively the "Company").

      All significant intercompany balances and transactions have been eliminated in consolidation.

      The consolidated balance sheet as of March 31, 1996 and the related consolidated statements of income and consolidated statements of cash flows for the three month periods ended March 31, 1996 and March 31, 1995 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1995.

      The Company's consolidated balance sheet for the year ended
      December 31, 1995 is audited.

NOTE 2  -  LONG-TERM DEBT

      Long-term debt consists of the following:

                                          MARCH 31,      DECEMBER 31,
                                            1996             1995
                                         (Unaudited)
       Bank loan ("Rio Bank Loan"),
       originally a $65 million
       revolving credit facility,
       which was amended to be a
       $175 million revolving credit
       facility with interest equal to
       the Eurodollar Rate or the Base
       Rate, plus a margin.  The loan
       matures on June 30, 2001 and is
       collateralized by a first deed
       of trust on the Rio's real
       property, equipment and
       improvements.                    $  18,000,000    $  10,000,000

       10 5/8% Senior Subordinated
       Notes, interest only payable
       semi-annually; principal due
       July 15, 2005.                     100,000,000      100,000,000

       Special Improvement District
       assessment bonds, payable over
       10 years in twenty
       substantially equal semi-annual
       installments of principal, plus
       6.1% interest.                         202,017          202,017
                                          118,202,017      110,202,017
          Less current maturities             (25,252)         (25,252)

                                        $ 118,176,765    $ 110,176,765


      The prime interest rate quoted by the Company's primary lenders at March 31, 1996 and December 31, 1995 was 8.50%.

      The revolving credit feature of the Rio Bank Loan allows the Company to pay down and reborrow principal under the line of credit as the Company deems appropriate. The Company utilized this ability by reborrowing $10 million on December 29, 1995 and repaying $9 million on January 2, 1996. The Company had $157 million and $165 million available under the Rio Bank Loan at March 31, 1996 and December 31, 1995, respectively.

             RIO HOTEL & CASINO, INC. and SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3  -  INCOME TAXES

      The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The provisions for income taxes for the three months ended March 31, 1996 and 1995 were $3,199,277 and $2,779,006, respectively, which represent effective rates of 37.5% and 38.1%, respectively. A reconciliation between the statutory rates and the effective rates is as follows:


                                                1996    1995

          Statutory Rate                        35.0%   35.0%

          Depreciation on the premium
            allocated in the exchange for
            limited partnership units            0.4%    0.4%

          Disallowance for tax purposes of
            certain meals, travel and
            entertainment expenses               0.0%    1.7%

          Other                                  2.1%    1.0%

                    Effective Rate              37.5%   38.1%


      The  Company's deferred tax assets (liabilities)  at  March
      31, 1996 consisted of the following:

                                            CURRENT       NON-CURRENT
          Depreciation and amortization                  ($12,298,054)
          Deferred employee benefit         $370,122
          Bad debt expense                   439,791
          Other deferred tax
          liabilities, net                                    764,954

                                            $809,913     ($11,533,100)


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

ITEM 2. MANAGEMENT'S   DISCUSSION   AND   ANALYSIS  OF  FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

 STATEMENT ON FORWARD-LOOKING INFORMATION

 Certain information included herein contains statements that may be considered forward-looking, such as statements relating to plans for future expansion, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

 MATERIAL CHANGES IN RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

 OPERATING PROFIT

 Operating profit for the Company increased to $11.4 million in the first quarter of 1996 from $8.4 million in the first quarter of 1995, an increase of $3.0 million or 35%. Management believes that the improvement in operating results was due to increased business levels during the first quarter of 1996 as a result of having an additional 365 new hotel suites placed into service in February 1995, 184 new hotel suites placed into service in March 1995, 141 new hotel suites placed into service in December 1995, and the addition of 18 table games, compared to the first quarter of 1995. Management believes that operating efficiencies also improved from the first quarter of 1995 to the first quarter of 1996 in the food and beverage department.

 REVENUES

 Net revenues for the Company increased to $55.0 million in the first quarter of 1996 from $43.8 million in the first quarter of 1995, an increase of $11.2 million or 26%. Casino revenues increased to $28.6 million in the first quarter of 1996 from $24.6 million in the first quarter of 1995, an increase of $4.0 million or 16%. The increase in casino revenues was due primarily to increases in both slot machine revenues and table game revenues. Slot machine revenues increased $1.7 million or 11% to $16.6 million in the first quarter of 1996 from $14.9 million in the first quarter of 1995. The increase in slot machine revenues resulted primarily from increased business levels from the new hotel suites placed in service during 1995. Table game revenues increased $2.4 million or 31% to $10.3 million in the first quarter of 1996 from $7.9 million in the first quarter of 1995. The increase in table game revenues resulted primarily from the addition of 6 table games in April 1995, the addition of 8 table games in November 1995, and the addition of 4 table games in January 1996. Table game revenues also increased as a result of the increased business level from the new hotel suites discussed above.

 Room revenues increased by $3.2 million or 44% to $10.5 million in the first quarter of 1996 from $7.3 million in the first quarter of 1995. The increase in room revenue resulted
 primarily  from  the  addition  of  the  new  hotel  suites   as
 discussed above, as well as an increase in the average room rate of approximately $2.69 per room night during the first quarter of 1996 compared to the first quarter of 1995. The average daily room rate during the first quarter of 1996 was approximately $76.25 compared to approximately $73.56 during the first quarter of 1995. The additional 690 suites placed into service in 1995 increased the Rio's total to 1,551 suites. The average number of suites available during the first quarter of 1996 was 1,551 suites compared to 1,142 suites available during the first quarter of 1995. Demand for the Rio's suites remained high during the first quarter of 1996 with a 97% occupancy rate, compared to the 96% occupancy rate attained during the first quarter of 1995.

 Food and beverage revenues increased to $17.2 million in the first quarter of 1996 from $13.8 million in the first quarter of 1995, an increase of $3.4 million or 24%. An increase in the average food check of approximately $1.00 per cover and increased beverage sales as a result of increased gaming customers contributed to the increase in food and beverage revenues.

ITEM 2. MANAGEMENT'S   DISCUSSION   AND   ANALYSIS  OF  FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

 MATERIAL CHANGES IN RESULTS OF OPERATIONS (continued)

 THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (continued)

 Other revenues increased by $1.0 million or 41% to $3.5 million in the first quarter of 1996 from $2.5 million in the first quarter of 1995. The increase in other revenues resulted primarily from an increase in telephone revenue from the additional hotel suites, as well as increased merchandise sales and showroom admissions revenue resulting from increased customers.

 OPERATING MARGINS

 The Company's operating margins improved slightly during the first quarter of 1996 compared to the first quarter of 1995. Operating profit as a percentage of net revenues was 21% in the first quarter of 1996 compared to 19% during the first quarter of 1995. Casino operating profit was 54% in the first quarter of 1996 compared to 56% in the first quarter of 1995. Management believes that the decline in the casino operating margin is the result of a decrease in the table games win percentage to 15.0% in the first quarter of 1996 from 16.0% in the first quarter of 1995. Food and beverage operating profit was 22% during the first quarter of 1996 compared to 20% during the first quarter of 1995. Management believes that this improvement is the result of effective cost controls and a higher average food check during the first quarter of 1996 compared to the first quarter of 1995. Hotel operating profit was 68% during the first quarter of 1996 compared to 71% during the first quarter of 1995. Management believes the decline in the hotel operating margin is the result of increases in normal operating expenses including employee salaries, wages, benefits and travel agent commissions. Other expenses were 52% of other revenues in the first quarter of 1996 compared to 60% in the first quarter of 1995. Management believes the improvement is due to the increase in other revenues, particularly telephone and showroom admissions, which do not require significant incremental expense. Selling, general and administrative expenses were 15% of the net revenues in both the first quarter of 1996 and 1995.

 PROMOTIONAL ALLOWANCES

 During the first quarter of 1996, promotional allowances were $4.7 million, or 8% of gross revenues, which represent the retail value of rooms, food, beverage and other services provided to customers without charge. The estimated cost of providing such promotional allowances was $2.8 million. This compares to the first quarter of 1995 when promotional allowances were $4.4 million or 9% of gross revenues and the estimated cost of providing such promotional allowances was $2.7 million.

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization increased by $0.5 million or 12% to $4.1 million in the first quarter of 1996 compared to $3.6 million in the first quarter of 1995. This increase is primarily attributable to depreciation expense from the
 Company's $75 million expansion project (the "Phase III Expansion") and the Company's $20 million expansion project (the "Phase IV Expansion"). The Phase III Expansion included the opening in August 1994 of a 527-space, three-level parking garage, the opening in November 1994 of approximately 10,000 square feet of casino area that accommodated approximately 300 additional slot machines, the completion in November 1994 of a 50% expansion of the Carnival World Buffet to 980 seats, the placing into service of 365 new hotel suites in February 1995 and 184 new hotel suites in March 1995, as well as a variety of back-of-the-house enhancements. The Phase IV Expansion was completed in December 1995 and included 141 new hotel suites, approximately 5,400 square feet of meeting room space, and also doubled the size of the existing Buzios seafood restaurant, added a new health club and salon facility and included a variety of back-of-the-house improvements.

 OTHER INCOME (EXPENSE)

 Interest expense increased by $1.7 million or 150% to $2.9 million in the first quarter of 1996 from $1.2 million in the first quarter of 1995. Interest expense increased primarily as a result of the Company successfully completing in July 1995 a placement of $100 million in principal amount of 10 5/8% Senior Subordinated Notes Due 2005. Interest expense in the first quarter of 1996 was reduced by $0.4 million because of interest

ITEM 2. MANAGEMENT'S   DISCUSSION   AND   ANALYSIS  OF  FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

 MATERIAL CHANGES IN RESULTS OF OPERATIONS (continued)

 THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (continued)

 capitalized on amounts expended on the Company's $185 million expansion project (the "Phase V Expansion"). The Phase V Expansion, for which construction commenced in September 1995, will center around a 41-story curved tower containing approximately 1,000 new suites located immediately southeast of the existing towers. The Phase V Expansion is planned to include 120,000 square feet of public space containing a casino expansion with capacity for approximately 600 slot machines and 30 table games, new retail and entertainment space, 6 additional restaurants, including one restaurant at the top of the tower overlooking the Strip, as well as an expanded pool
 and  beach  area  and  additional parking facilities.   The  new
 suites will be similar in size and decor to the existing suites. Opening of the Phase V Expansion is expected to occur in the spring of 1997. Interest expense in the first quarter of 1995 was reduced by $0.3 million because of interest capitalized on amounts expended on the Phase III Expansion.

 NET INCOME

 Net  income  for the first quarter of 1996 was $5.3  million  or
 $0.25  per  share  (fully diluted) compared to $4.5  million  or
 $0.21  per share (fully diluted) for the first quarter  of  1995 as a result of the factors discussed above.

 MATERIAL CHANGES IN FINANCIAL CONDITION

 At March 31, 1996, cash and cash equivalents were $13.0 million compared with $20.0 million at December 31, 1995. At March 31, 1996, the Company had $157.0 million available under the Rio
 Bank Loan compared with $165.0 million available at December 31, 1995. The revolving credit feature of the Rio Bank Loan allows the Company to pay down and reborrow principal under the line of credit as the Company deems appropriate. The Company did not utilize this ability at the end of the first quarter of 1996, but the Company did reborrow $10 million on December 29, 1995 and repay $9 million on January 2, 1996. The decrease in cash is primarily due to the decision of the Company not to draw down any amount of the available Rio Bank Loan at the end of the quarter, as well as the use of cash and cash equivalents to make capital expenditures for the Company's $75 million Phase III Expansion, the $20 million Phase IV Expansion and the $185 million Phase V Expansion.

 During the first three months of 1996, cash provided by operating activities was $10.5 million. Investing activities used $25.7 million of the Company's cash during the first three months of 1996. Approximately $1.9 million of such expenditures was related to the Company's Phase III Expansion, approximately $2.0 million was related to the Company's Phase IV Expansion and approximately $16.6 million was related to the Company's Phase V Expansion. During the first three months of 1996, the Company spent approximately $3.3 million toward the previously reported acquisition of approximately 22 acres of land adjacent to the Rio. The balance of cash used in investing activities was expended on other capital projects.

 During the fourth quarter of 1994, the Board of Directors authorized the Company to make discretionary repurchases of up to 2 million shares of its common stock ("Common Stock") from time to time in the open market or otherwise. During the first three months of 1996, the Company repurchased 5,000 shares of Common Stock at an average cost of $11.75 per share. The repurchased shares of Common Stock were retired.

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

 As of April 1, 1996 the Company's capital commitments include approximately $160.5 million for the Phase V Expansion and $9.6 million under commitments for the balance of the purchase price of the approximately 22

ITEM 2. MANAGEMENT'S   DISCUSSION   AND   ANALYSIS  OF  FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

 MATERIAL CHANGES IN RESULTS OF OPERATIONS (continued)

 THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (continued)

 acres of land adjacent to the Rio. Based upon cash on hand, cash available through borrowings under the Rio Bank Loan and cash from operations, the Company believes that it has adequate cash available to fund the remaining cost of the Phase V Expansion and the real estate purchase commitments. The entire Rio site is now being master-planned for the development of another hotel-casino, the size and timing of which has not yet been determined.

                     PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  WILLIAM H. AHERN V. CAESARS WORLD, INC., ET AL., Case No. 94-532-Civ-Orl-22, instituted on May 10, 1994 (the "Ahern Complaint") and WILLIAM POULOS V. CAESARS WORLD, INC., ET AL., Case No. 94-478-Civ-Orl-22, instituted on April 26, 1994 (the "Poulos Complaint") (collectively, the Ahern Complaint and the Poulos Complaint are referred to as the "Complaints"). Two individuals, each purportedly representing a class, filed Complaints in the United States District Court, Middle District of Florida, against various manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The Complaints allege that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints allege violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Complaints were consolidated and transferred to the United States District Court for the District of Nevada (the "Nevada District Court"). The Company filed a motion to dismiss the action based on jurisdiction, abstention and related doctrines. Various other defendants filed similar motions and motions to dismiss based on defects in the pleadings. The Nevada District Court entered an order granting the motions to dismiss based on defects in the pleadings, and denying as moot all other pending motions, including those of the Company. The Nevada District Court granted the plaintiffs until May 31, 1996 within which to file an amended complaint that complies with the applicable pleading requirements. Management does not know whether the plaintiffs intend to file amended complaints, but believes that they will do so. Management continues to believe that the substantive allegations in the Complaints are without merit.

  TOM PAYNE, ET. AL. V. AZTAR CORPORATION, ET. AL., Case No. 698592, instituted on March 27, 1996, in the Superior Court of the State of California in and for the County of San Diego. The Company, along with six other casino operators, is named as a defendant in the action. Three individuals, purportedly representing a class, allege the defendants have induced the plaintiffs to play video poker machines based on a false belief concerning how video poker machines operate, as well as the extent to which there is an opportunity for a player to win on a given play. The complaint alleges violations of the California Unfair Business Practices Act and the California Consumer Legal Remedies Act. The plaintiffs seek, among other remedies, damages in an unspecified amount, an injunction prohibiting the allegedly wrongful acts and the disgorgement of allegedly ill-gotten gains. The Company has not yet responded to the complaint; however, management believes the complaint is without merit and intends vigorously to defend the allegations.

ITEM 2.  CHANGES IN SECURITIES

  During the first quarter of 1996, certain options granted pursuant to the Company's Non-Statutory Stock Option Plan were exercised, resulting in the issuance of 49,600 shares of the Company's Common Stock. Also during the first quarter of 1996, the Company repurchased 5,000 shares of its Common Stock. The repurchased shares of Common Stock were retired.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  NONE

ITEM 5.  OTHER INFORMATION

  The  Company's Common Stock began trading on the New York Stock
  Exchange under the symbol "RHC" on January 11, 1996. Prior to this date, the Common Stock was traded on the Nasdaq National
  Market under the symbol "RIOH".

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


                                       Rio Hotel & Casino, Inc.
                                             (Registrant)

      May 10, 1996                     /s/    Roger M. Szepelak
         (Date)                        ROGER M. SZEPELAK
                                       Treasurer and Chief Financial
                                       Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)

                          EXHIBIT INDEX

                                                        Sequential
EXHIBIT                    DESCRIPTION                     Page
                                                          Number

11.01  Computation of Earnings per Common Share             17

27.01  Financial Data Schedule                              18