Form 10-Q
period 1996-06-30
RIO HOTEL & CASINO INC
filed 1996-08-14
CIK 734380

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:         June 30, 1996

                               OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition           to          period from:

Commission file number:                 1-11569

                    RIO HOTEL & CASINO, INC.
     (Exact name of registrant as specified in its charter)

          NEVADA                                   95-3671082
  (State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)               Identification No.)

          3700 West Flamingo Road, Las Vegas, Nevada   89103
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

 21,221,541 shares of Common Stock, $0.01 par value as of
                      August 1, 1996

                            FORM 10-Q

                        TABLE OF CONTENTS

                                                                   PAGE
PART I.   FINANCIAL INFORMATION                                   NUMBER

     Item 1.  Financial Statements                                  3
              Consolidated Balance Sheets                           3
              Consolidated Statements of Income                     4
              Consolidated Statements of Cash Flows                 5
              Notes to Consolidated Financial Statements            7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                    14

     Item 2.  Changes in Securities                                14

     Item 3.  Defaults Upon Senior Securities                      14

     Item 4.  Submission of Matters to a Vote of Security Holders  15

     Item 5.  Other Information                                    15

     Item 6.  Exhibits and Reports on Form 8-K                     15

SIGNATURES                                                         16

EXHIBIT INDEX                                                      17

                        PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

                    RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,          DECEMBER 31,
                                                               1996                1995
                                                            (Unaudited)
                                       ASSETS
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                $11,999,643        $19,992,695
   ACCOUNTS RECEIVABLE, NET                                   4,695,211          4,313,442
   FEDERAL INCOME TAXES RECEIVABLE                              735,700            190,914
   INVENTORIES                                                2,295,104          1,794,850
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                  5,198,188          4,638,090

   TOTAL CURRENT ASSETS                                      24,923,846         30,929,991

PROPERTY AND EQUIPMENT:
   LAND AND IMPROVEMENTS                                     43,665,818         37,509,960
   BUILDING AND IMPROVEMENTS                                195,165,303        192,818,896
   EQUIPMENT, FURNITURE, AND IMPROVEMENTS                    71,860,028         68,500,267
   LESS:  ACCUMULATED DEPRECIATION                          (54,705,659)       (46,707,850)
                                                            255,985,490        252,121,273

   CONSTRUCTION IN PROGRESS                                  82,323,683         17,173,483

       NET PROPERTY AND EQUIPMENT                           338,309,173        269,294,756

OTHER ASSETS:
   OTHER, NET                                                 8,252,289          8,566,847

                                                           $371,485,308       $308,791,594

                          LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   CURRENT MATURITIES OF LONG-TERM DEBT                         $25,252            $25,252
   ACCOUNTS PAYABLE                                           5,371,928          4,562,132
   ACCRUED EXPENSES                                          13,752,506          9,136,226
   ACCOUNTS PAYABLE-RELATED PARTY                            18,734,842          6,641,506
   ACCRUED INTEREST                                           5,179,613          4,726,915

       TOTAL CURRENT LIABILITIES                             43,064,141         25,092,031

NON-CURRENT LIABILITIES:
   LONG-TERM DEBT, LESS CURRENT MATURITIES                  142,164,136        110,176,765
   DEFERRED INCOME TAXES                                     12,387,346         10,634,898

       TOTAL NON-CURRENT LIABILITIES                        154,551,482        120,811,663

       TOTAL LIABILITIES                                    197,615,623        145,903,694

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   COMMON STOCK, $0.01 PAR VALUE;
   100,000,000 SHARES AUTHORIZED;
   21,207,341 (1996) AND  21,139,146 (1995) SHARES
   ISSUED AND OUTSTANDING                                       212,074            211,392
   ADDITIONAL PAID-IN CAPITAL                               113,700,151        113,520,158
   RETAINED EARNINGS                                         59,957,460         49,156,350

       TOTAL STOCKHOLDERS' EQUITY                           173,869,685        162,887,900

                                                           $371,485,308       $308,791,594


                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME


                                               FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                            JUNE 30, 1996    JUNE 30, 1995      JUNE 30, 1996    JUNE 30, 1995
                                             (Unaudited)      (Unaudited)        (Unaudited)      (Unaudited)

REVENUES:
   CASINO                                    $27,636,470      $25,401,679        $56,228,444      $49,967,529
   ROOM                                        9,874,962        8,885,626         20,322,540       16,160,634
   FOOD AND BEVERAGE                          18,086,410       15,217,504         35,273,807       29,049,257
   OTHER                                       3,890,984        3,061,339          7,453,499        5,590,750
   CASINO PROMOTIONAL ALLOWANCES              (4,785,806)      (4,609,846)        (9,534,146)      (8,983,715)
                                              54,703,020       47,956,302        109,744,144       91,784,455

EXPENSES:
   CASINO                                     12,871,360       11,235,189         25,894,149       21,933,708
   ROOM                                        3,320,238        2,693,388          6,639,692        4,816,534
   FOOD AND BEVERAGE                          13,532,231       12,702,579         26,955,737       23,806,945
   OTHER                                       2,035,734        1,679,346          3,902,409        3,187,635
   SELLING, GENERAL AND ADMINISTRATIVE         7,896,189        6,807,545         15,886,585       13,194,268
   DEPRECIATION AND AMORTIZATION               4,189,947        3,487,643          8,254,397        7,107,416
                                              43,845,699       38,605,690         87,532,969       74,046,506
OPERATING PROFIT                              10,857,321        9,350,612         22,211,175       17,737,949

OTHER INCOME (EXPENSE):
   INTEREST INCOME                                69,043           47,203            116,796          103,595
   INTEREST EXPENSE                           (2,478,686)      (1,629,741)        (5,355,182)      (2,782,732)
                                              (2,409,643)      (1,582,538)        (5,238,386)      (2,679,137)

INCOME BEFORE INCOME TAX PROVISION             8,447,678        7,768,074         16,972,789       15,058,812

INCOME TAX PROVISION                          (2,972,402)      (2,853,809)        (6,171,679)      (5,632,815)

   NET INCOME                                 $5,475,276       $4,914,265        $10,801,110       $9,425,997

EARNINGS PER COMMON SHARE:
   PRIMARY:
           NET INCOME                              $0.25            $0.23              $0.50            $0.44

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                  21,671,769       21,689,827         21,564,566       21,644,821

   FULLY DILUTED:
           NET INCOME                              $0.25            $0.23              $0.50            $0.44

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                  21,671,905       21,690,027         21,567,153       21,663,449



                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                     RIO HOTEL & CASINO, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE SIX MONTHS ENDED
                                                              JUNE 30, 1996    JUNE 30, 1995
                                                               (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                 $10,801,110       $9,425,997
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      COMPENSATION EXPENSE RECOGNIZED FROM
         STOCK OPTION GRANT                                        50,147           59,900
      DEPRECIATION AND AMORTIZATION                             8,254,397        7,107,416
      PROVISION FOR UNCOLLECTIBLE ACCOUNTS                        450,499          423,266
      DEFERRED INCOME TAXES                                     1,752,448        1,319,796
      (INCREASE) DECREASE IN ASSETS:
         ACCOUNTS RECEIVABLE                                     (832,268)        (935,089)
         INVENTORIES                                             (500,254)        (140,999)
         PREPAID EXPENSES AND OTHER CURRENT ASSETS               (602,991)          28,263
         OTHER, NET                                                90,478         (347,411)
      INCREASE (DECREASE) IN LIABILITIES:
         ACCOUNTS PAYABLE                                         809,796          645,870
         ACCRUED FEDERAL INCOME TAX PAYABLE                             -          761,924
         ACCRUED EXPENSES                                       4,616,280        1,603,812
         ACCRUED INTEREST                                         452,698          172,645

NET CASH PROVIDED BY OPERATING ACTIVITIES                      25,342,340       20,125,390

CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASE OF LAND AND IMPROVEMENTS                           (8,130,804)      (8,570,751)
   PURCHASE OF EQUIPMENT, FURNITURE, AND
      IMPROVEMENTS                                            (56,820,594)     (31,294,698)

NET CASH (USED IN) INVESTING ACTIVITIES                       (64,951,398)     (39,865,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM BORROWINGS                                    32,000,000              ---
   NET PROCEEDS FROM COMMON STOCK ISSUANCE                        838,485          558,451
   PAYMENTS ON NOTES AND LOANS PAYABLE                            (12,629)     (34,964,760)
   REPURCHASE OF COMMON STOCK                                  (1,209,850)      (1,610,875)

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES            31,616,006      (36,017,184)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                    (7,993,052)     (55,757,243)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 19,992,695       76,426,258

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $11,999,643      $20,669,015


                     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            RIO HOTEL & CASINO, INC. and SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
                           ACTIVITIES

                                            SIX MONTHS ENDED

                                     JUNE 30, 1996        JUNE 30, 1995
                                      (Unaudited)          (Unaudited)
Cash  payments  made for  interest
(net of amounts capitalized)          $5,924,186            $2,679,190

Cash payments made for income taxes   $4,600,000            $3,500,000



1996

Purchase of property and equipment financed through payables totaled $18,724,842.

Purchase of land financed through payables totaled $10,000.

Tax benefit arising from the exercise of stock options granted under the Company's Non-Statutory Stock Option Plan totaled
$501,893.


1995

Purchase of property and equipment financed through payables totaled $4,578,228.

Tax benefit arising from the exercise of stock options granted under the Company's Non-Statutory Stock Option Plan totaled
$358,597.

            RIO HOTEL & CASINO, INC. and SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (Unaudited)

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

      The consolidated balance sheets as of  June  30,  1996  and the related consolidated statements of income for the three month and six month periods ended June 30, 1996 and June 30, 1995 and the consolidated statements of cash flows for the six month periods ended June 30, 1996 and June 30, 1995 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1995.

      The Company's consolidated balance sheet for the year ended
      December 31, 1995 is audited.

NOTE 2  -  LONG-TERM DEBT

      Long-term debt consists of the following:


                                        JUNE 30, 1996   DECEMBER 31, 1995
                                         (Unaudited)
       Bank  loan ("Rio Bank Loan"),
       originally   a  $65   million
       revolving   credit  facility,
       which  was amended  to  be  a
       $200 million revolving credit
       facility with interest  equal
       to the Eurodollar Rate or the
       Base  Rate,  plus  a  margin.
       The    loan    matures     on
       June   30,   2001   and    is
       collateralized  by  a   first
       deed  of  trust on the  Rio's
       real property, equipment  and
       improvements.                     $42,000,000     $10,000,000

       10  5/8%  Senior Subordinated
       Notes,  interest only payable
       semi-annually; principal  due
       July 15, 2005.                    100,000,000     100,000,000

       Special  Improvement District
       assessment   bonds,   payable
       over   10  years  in   twenty
       substantially   equal   semi-
       annual    installments     of
       principal,     plus      6.1%
       interest.                             189,388         202,017

                                         142,189,388     110,202,017

          Less current maturities            (25,252)        (25,252)

                                        $142,164,136    $110,176,765


      The  prime  interest rates quoted by the Company's  primary lenders  at June 30, 1996 and December 31, 1995 were  8.25%
      and 8.50%, respectively.

      The revolving credit feature of the Rio Bank Loan allows the Company to pay down and reborrow principal under the line of credit as the Company deems appropriate. The Company utilized this ability by reborrowing $10 million on December 29, 1995 and repaying $9 million on January 2, 1996. The Company had $158 million and $165 million available under the Rio Bank Loan at June 30, 1996 and December 31, 1995, respectively.

               RIO HOTEL & CASINO, INC. and SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)

NOTE 3  -  INCOME TAXES

      The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The provisions for income taxes for the six months ended June 30, 1996 and 1995 were $6,171,679 and $5,632,815, respectively, which represent effective rates of 36.4% and 37.4%, respectively. A reconciliation between the statutory rates and the effective rates is as follows:


                                               1996      1995
         Statutory Rate                        35.0%     35.0%
         Depreciation    on   the    premium
           allocated in the exchange  for
           limited partnership units            0.4%      0.4%
         Disallowance for tax purposes of
           certain meals, travel and
           entertainment expenses               0.0%      1.7%
         Other                                  1.0%      0.3%

                    Effective Rate             36.4%     37.4%


      The  Company's  deferred tax assets (liabilities)  at  June
      30, 1996 consisted of the following:


                                           CURRENT       NON-CURRENT
     Depreciation and amortization                        ($13,152,300)
     Deferred employee benefit             $370,122
     Bad debt expense                       426,519
     Other deferred tax liabilities, net                       764,954

                                           $796,641       ($12,387,346)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein contains statements that may be considered forward-looking, such as statements relating to plans for future expansion, capital spending and financing sources. Such forward-looking information involves important
risks   and   uncertainties  that   could  significantly  affect
anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements
made herein.   These  risks and  uncertainties  include, but are
not limited to, those relating to construction activities, dependence on existing management, gaming regulations (including
actions  affecting   licensing),  leverage  and   debt   service
(including sensitivity to fluctuations in interest rates), domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

 REVENUES

 The Company's net revenues increased to $54.7 million in the second quarter of 1996 from $48.0 million in the same period in the prior year, an increase of $6.7 million or 14.1%. Casino revenues were $27.6 million in the three months ended June 30, 1996 compared to $25.4 million in the second quarter of 1995, an increase of $2.2 million or 8.8%. An increase in table game revenue to $10.5 million in the 1996 second quarter when compared to the 1995 three month period is the primary reason for the increase in casino revenues. Management believes that the addition of 141 new hotel suites in December 1995, an average of eleven more table games being available in the 1996 second quarter than in the 1995 second quarter coupled with a higher table game win percentage of 17.3% compared to 15.6% in the prior year's quarter were the primary reasons for the increase in casino revenues. Slot machine revenues were relatively flat when comparing the 1996 and 1995 second quarters even though there were approximately 12% fewer slot machines available in the 1996 quarter due to space limitations associated with the Phase V Expansion project and remodeling of the casino. Management anticipates that additional slot machines and some table games will be temporarily out of service during the third and fourth quarters of 1996 due to the Phase V Expansion project.

 Room revenues increased by $1.0 million or 11.1% to $9.9 million in the second quarter of 1996 from $8.9 million in the second quarter of 1995. The increase in room revenues resulted primarily from 141 new hotel suites being placed into service in December 1995. Demand for the Rio's suites remained high, with occupancy rates of 96.2% and 95.4% being attained for the quarters ended June 30, 1996 and 1995, respectively.

 Food and beverage revenues increased to $18.1 million in the second quarter of 1996 from $15.2 million in the second quarter of 1995, an increase of $2.9 million or 18.9%. An increase in the average food check and increased beverage sales due to increased casino activity contributed to the increase in food and beverage revenues.

 Other revenues increased by $0.8 million or 27.1% to $3.9 million in the three months ended June 30, 1996 compared to $3.1 million in the second quarter of 1995. Increased telephone revenues from the additional hotel suites, as well as increased merchandise sales and admissions to entertainment activities were the primary reasons for the increase in other revenues.

 OPERATING MARGINS

 Casino  operating  profit was 53.4% of casino  revenues  in  the second  quarter of 1996 compared to 55.8% in the same period  in
 1995.   Management  believes that the decline in  the  operating
 margin in the casino was due to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (continued)

THREE MONTHS ENDED JUNE 30, 1996 AND 1995 (continued)

 the change in the ratio between table game revenues, which traditionally have a lower operating margin, and slot machine revenues. Food and beverage operating profit was 25.2% during the second quarter of 1996 compared to 16.5% in the second quarter of 1995. Management believes that the this improvement is the result of effective cost controls and a higher average food check during the three month period ended June 30, 1996 compared to the same period in the prior year. Hotel operating profit was 66.4% during the second quarter of 1996 compared to 69.7% during the second quarter of 1995. Management believes that the decline in the hotel operating margin is the result of increases in normal operating expenses including employee salaries, wages, benefits and travel agent commissions. Other expenses were 52.3% of other revenues for the three months ended June 30, 1996 compared to 54.9% in the second quarter of the prior year. Management believes the improvement is due to the increase in other revenues, particularly telephone and entertainment admissions, which do not require significant incremental expense. Selling, general and administrative expenses were 14.4% and 14.2% of net revenues for the quarters ended June 30, 1996 and 1995, respectively.

 PROMOTIONAL ALLOWANCES

 During the second quarter of 1996, promotional allowances were $4.8 million, or 8.0% of gross revenues, which represent the retail value of rooms, food, beverage and other services provided to customers without charge. The estimated cost of providing such promotional allowances was $2.7 million. In the second quarter of 1995, promotional allowances were $4.6 million or 8.8% of gross revenues, and the estimated cost of providing such promotional allowances was $2.7 million.

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization increased by $0.7 million or 20.1% to $4.2 million in the second quarter of 1996 compared to $3.5 million in the second quarter of 1995. This increase is primarily attributable to depreciation expense from the $20.0 million Phase IV Expansion project which was completed in
 December 1995. This expansion project included the addition of 141 new hotel suites, approximately 5,400 square feet of meeting room space, doubled the size of Buzios seafood restaurant, added a new health club and salon facility and included a variety of back-of-the-house improvements.

 OTHER INCOME (EXPENSE)

 Interest expense increased by approximately $0.9 million or 52.1% to $2.5 million in the second quarter of 1996 from $1.6 million in the second quarter of 1995. Interest expense increased as a result of the Company's July 1995 issuance of $100 million in principal amount of 10 5/8% Senior Subordinated Notes Due 2005, the proceeds from which were primarily utilized to repay the Rio Bank Loan, and to increased borrowings in connection with the Phase V Expansion project. Interest expense in the second quarter of 1996 was reduced by $1.1 million because of interest capitalized on amounts expended on the Phase V Expansion project, which will center around a 41-story curved tower containing over 1,000 new hotel suites. This project will also include approximately 60,000 square feet of public area which will provide additional casino space, restaurants, new retail and interactive entertainment space as well as an expanded pool and beach area and additional parking facilities. Interest expense in the second quarter of 1995 was reduced by $39,000 because of interest capitalized on amounts expended on the Phase IV Expansion project.

 NET INCOME

 Net income for the second quarter of 1996 was $5.5 million or $0.25 per share (fully diluted) compared to $4.9 million or $0.23 per share (fully diluted) for the second quarter of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (continued)

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

 REVENUES

 Net revenues for the Company increased to $109.7 million in the first half or 1996 from $91.8 million in the 1995 six month period, an increase of approximately $17.9 million or 19.6%. Casino revenues increased approximately $6.2 million, or 12.5%, to $56.2 million in the 1996 period from $50.0 million in the period ended June 30, 1995. Table game and slot machine revenues were the main contributors to this increase, with table game revenues increasing to $20.8 million and slot machine revenues to $32.4 million in the six months ended June 30, 1996 from $16.0 million and $30.9 million in the same period in the prior year, respectively. Management believes that the increase in table game revenues was primarily the result of an average of 14 more tables being available in the 1996 period and the increase in the number of available and occupied rooms. The increase in slot machine revenues occurred primarily in the first three months of 1996, with revenues remaining relatively flat in the second half of the six month period due to an approximate 10% decrease in the number of slot machines available during this period as a result of space limitations resulting from the Phase V Expansion and casino remodeling projects.

 Room revenues increased approximately $4.1 million or 25.8% to $20.3 million in the six months ended June 30, 1996 from $16.2 million in the prior year period. The increase in room revenue resulted primarily from the addition of 365 new hotel suites placed into service in February 1995, 184 new hotel suites being placed into service in March 1995 and an additional 141 new hotel suites being placed into service in December 1995. The hotel occupancy percentage increased to 96.5% in the 1996 period based on 282,234 available room nights from 95.4% in the 1995 period based on 230,528 room nights available.

 Food and beverage revenues increased to $35.3 million in the six month period ended June 30, 1996 from $29.1 million in the same period in 1995, an increase of $6.2 million or 21.4%. An increase in the average food check and increased beverage sales due to increased casino activity contributed to the increase in food and beverage revenues.

 Other revenues increased by $1.9 million or 33.3% to $7.5 million in the 1996 period compared to $5.6 million in the six month period in 1995. Increased telephone revenues from the additional hotel suites, as well as increased merchandise sales and admissions to entertainment activities were the primary reasons for the increase in other revenues.

 OPERATING MARGINS

 Casino operating profit was 53.9% in the six month period in 1996 compared to 56.1% in the same period in 1995. Management believes that the decline in the operating margin in the casino was due to the change in the ratio between table game revenues, which traditionally have a lower operating margin, and slot machine revenues. Food and beverage operating profit was 23.6% in the six month period ended June 30, 1996 compared to 18.0% during the first six months of 1995. Management believes that this improvement is the result of effective cost controls and a higher average food check in the 1996 period. Hotel operating profit was 67.3% for the first six months of 1996 compared to 70.2% in the prior year period. Management believes that the decline in the hotel operating margin is the result of increases in normal operating expenses including employee salaries, wages, benefits and travel agent commissions. Other expenses were 52.4% of other revenues for the six months ended June 30, 1996 compared to 57% in the first six months of 1995. Management believes the improvement is due to the increase in other revenues, particularly telephone and entertainment admissions, which do not require significant incremental expense. Selling, general and administrative expenses were 14.5% and 14.4% of net revenues for the six month periods ended June 30, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION (continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (continued)

SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (continued)

 PROMOTIONAL ALLOWANCES

 Promotional allowances, which represent the retail value of rooms, food, beverage and other services provided to customers without charge, were $9.5 million or 8.0% or gross revenues in the first six months of 1996. The estimated cost of providing such promotional allowances $5.5 million. This compares to promotional allowances in the same six month period in 1995 of $9.0 million or 8.9% of gross revenues at an estimated cost of $5.3 million.

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization increased by approximately $1.2 million or 16.1% to $8.3 million in the first six months of 1996 compared to $7.1 million in the same period in the prior year. This increase is primarily attributable to the 365 new hotel suites which were placed into service in February 1995 and 184 new hotel suites in March 1995, as well as completion in December 1995 of the Phase IV Expansion project which included 141 new hotel suites, the addition of approximately
 5,400 square feet of meeting room space, the expansion of Buzios seafood restaurant, the addition of a new health club and salon facility and a variety of back-of-the-house improvements.

 OTHER INCOME (EXPENSE)

 Interest expense increased by $2.6 million or 92.4% to $5.4 million in the first six months of 1996 from $2.8 million in the same period in 1995. Interest expense increased primarily as a result of the Company's July 1995 issuance of $100 million in principal amount of 10 5/8% Senior Subordinated Notes Due 2005, the proceeds from which were primarily utilized to repay the Rio Bank Loan, and to increased borrowings in connection with the Phase V Expansion project. Interest expense in the first six months of 1996 was reduced by $1.5 million because of interest capitalized on amounts expended on the Phase V Expansion project, which will center around a 41-story curved tower containing over 1,000 new hotel suites. This project will also include approximately 60,000 square feet of public area which will provide additional casino space, restaurants, new retail and interactive entertainment space as well as an expanded pool and beach area and additional parking facilities. Interest expense in the first six months of 1995 was reduced by $360,000 because of interest capitalized on amounts expended on the Phase IV Expansion project.

 NET INCOME

 Net income for the first six months of 1996 was $10.8 million or $0.50 per share (fully diluted) compared to $9.4 million or $0.44 per share (fully diluted) for the first six months of 1995.

 MATERIAL CHANGES IN FINANCIAL CONDITION

 In June 1996, the Rio Bank Loan was increased from $175 million to $200 million. This increase is for general corporate purposes and for architectural, engineering and development costs associated with a second hotel-casino with up to 3,000 rooms that is being master-planned for the Rio's 73 acre site. The Rio Bank Loan still matures on June 30, 2001 and requires scheduled reductions of the maximum amount available under the Rio Bank Loan commencing with a $10 million reduction at December 31, 1997, a $7.5 million reduction at the end of each quarter during 1998, a $10 million reduction at the end of each quarter during 1999, a $12.5 million reduction at the end of each quarter during 2000, a $35 million reduction at March 31, 2001 and maturity at June 30, 2001.

 At June 30, 1996, cash and cash equivalents were $12.0 million compared with $20.0 million at December 31, 1995. At June 30, 1996, the Company had $158.0 million available under the Rio
 Bank Loan compared with $165.0 million available at December 31, 1995. The revolving credit feature of the Rio Bank Loan allows the Company to pay down and reborrow principal under the line of credit as the Company deems appropriate. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (continued)

SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (continued)

 Company  did not utilize this ability at the end of  the  second quarter of 1996, but the Company did reborrow $10 million on December 29, 1995 and repay $9 million on January 2, 1996. The decrease in cash is primarily due to the decision of the Company not to draw down any amount of the available Rio Bank Loan at the end of the quarter, as well as the use of cash and cash equivalents to make capital expenditures for the Company's $185 million Phase V Expansion and the previously reported acquisition of land adjacent to the Rio.

 During the first six months of 1996, cash provided by operating activities was $25.3 million. Investing activities used $65.0 million of the Company's cash during the first six months of 1996. Approximately $2.2 million of such expenditures was related to the Company's Phase III Expansion, approximately $2.3 million was related to the Company's Phase IV Expansion and approximately $48.7 million was related to the Company's Phase V Expansion. During the first six months of 1996, the Company spent approximately $7.9 million toward the acquisition of approximately 28 acres of land adjacent to the Rio. The balance of cash used in investing activities was expended on other capital projects.

 During the fourth quarter of 1994, the Board of Directors authorized the Company to make discretionary repurchases of up to 2 million shares of its common stock ("Common Stock") from time to time in the open market or otherwise. During the first six months of 1996, the Company repurchased 75,000 shares of Common Stock at an average cost of $16.13 per share. The repurchased shares of Common Stock were retired.

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

 As of July 1, 1996 the Company's capital commitments include approximately $129.9 million for the Phase V Expansion and $7.6 million under commitments for the balance of the purchase price of the approximately 28 acres of land adjacent to the
 Rio. Based upon cash on hand, cash available through borrowings under the Rio Bank Loan and cash from operations, the Company believes that it has adequate cash available to fund the remaining cost of the Phase V Expansion and the real estate purchase commitments. The entire Rio site is now being master-planned for the development of another hotel-casino, the size and timing of which has not yet been determined.

                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  WILLIAM H. AHERN V. CAESARS WORLD, INC., ET AL., Case No. 94-532-Civ-Orl-22, instituted on May 10, 1994 (the "Ahern Complaint") and WILLIAM POULOS V. CAESARS WORLD, INC., ET AL., Case No. 94-478-Civ-Orl-22, instituted on April 26, 1994 (the "Poulos Complaint") (collectively, the Ahern Complaint and the Poulos Complaint are referred to as the "Complaints"). Two individuals, each purportedly representing a class, filed Complaints in the United States District Court, Middle District of Florida, against various manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The Complaints allege that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints allege violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Complaints were consolidated and transferred to the United States District Court for the District of Nevada (the "Nevada District Court"). The Company filed a motion to dismiss the action based on jurisdiction, abstention and related doctrines. Various other defendants filed similar motions and motions to dismiss based on defects in the pleadings. The Nevada District Court entered an order granting the motions to dismiss based on defects in the pleadings, and denying as moot all other pending motions, including those of the Company. The Nevada District Court granted the plaintiffs until May 31, 1996 to file an amended complaint that complied with the applicable pleading requirements. The Plaintiffs filed an amended complaint on or about May 31, 1996. The Company renewed its motion to dismiss based on abstention and related doctrines, and joined in the motion to dismiss filed by other defendants, which was based on defects in the pleadings. Management does not know whether the plaintiffs intend to file amended complaints, but believes that they will do so. Management continues to believe that the substantive allegations in the Complaints are without merit.

  For additional information on litigation in which the Company is a party, see the Company's report on Form 10-K for the year ended December 31, 1995, Part I, Item 3, and the Company's report on Form 10-Q for the quarter ended March 31, 1996, Part II, Item 1.

ITEM 2.  CHANGES IN SECURITIES

  During the second quarter of 1996, certain options granted pursuant to the Company's Non-Statutory Stock Option Plan were exercised, resulting in the issuance of 93,595 shares of the Company's Common Stock. Also during the second quarter of 1996, the Company repurchased 70,000 shares of its Common Stock. The repurchased shares of Common Stock were retired.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The  Company's annual meeting of stockholders was held  on  May
  23, 1996.

     (a)  Election of Directors.


                              VOTES CAST

      NAME OF DIRECTOR         For       Against   Abstain

   Anthony A. Marnell II    17,370,812    251,551     31
   James A. Barrett, Jr.    17,372,929    249,434     31
   John A. Stuart           17,598,429     23,934     31
   Thomas Y. Hartley        17,598,529     23,834     31
   Peter M. Thomas          17,529,229     24,134     31


     (b) Approval and ratification of amendment to the 1991 Director's Stock Option Plan.


                            VOTES CAST

            For              Against             Abstain

         17,249,077          158,876             34,441


ITEM 5.  OTHER INFORMATION

  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS



    Exhibit
    NUMBER                          DESCRIPTION
     10.01   Eighth  Amendment to Credit Agreement dated  as  of  June
             17,  1996 among Rio Properties, Inc. and Bank of  America
             National  Trust and Savings Association,  as  agent,  and
             Wells  Fargo  Bank  National Assocation,  First  Security
             Bank of Idaho, N.A., NBD Bank, Societe Generale, Bank  of
             America  Nevada, U. S. Bank of Nevada, Bank of  Scotland,
             Midlantic Bank, N.A., and Bank of Hawaii, as Banks.

     11.01   Computation of Earnings Per Common Share

     27.01   Financial Data Schedule


  (b)  REPORT ON FORM 8-K

     NONE

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Rio Hotel & Casino, Inc.
                                              (Registrant)


      August 12, 1996                   /s/ Ronald J. Radcliffe
           (Date)                       RONALD J. RADCLIFFE
                                        Treasurer and Chief
                                        Financial Officer
                                        (Duly Authorized Officer
                                        and Principal Financial
                                        Officer)

                          EXHIBIT INDEX


                                                           Sequential
EXHIBIT                    DESCRIPTION                        Page
                                                             Number
 10.01  Eighth Amendment to Credit Agreement dated as  of      18
        June  17,  1996  among Rio Properties,  Inc.  and
        Bank   of  America  National  Trust  and  Savings
        Association,  as  agent,  and  Wells  Fargo  Bank
        National  Assocation,  First  Security  Bank   of
        Idaho, N.A., NBD Bank, Societe Generale, Bank  of
        America  Nevada,  U. S. Bank of Nevada,  Bank  of
        Scotland,  Midlantic  Bank,  N.A.,  and  Bank  of
        Hawaii, as Banks

 11.01  Computation of Earnings per Common Share               33

 27.01  Financial Data Schedule                                35
