Form 10-Q
period 1996-09-30
RIO HOTEL & CASINO INC
filed 1996-11-13
CIK 734380

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:        September 30, 1996

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

             21,170,441        as of    November 1, 1996
        (Amount Outstanding)                 (Date)

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

                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                  September 30,     December 31,
                                                      1996              1995
                                                   (Unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents                       $  10,990,443     $  19,992,695
  Accounts receivable, net                            5,677,846         4,313,442
  Federal income taxes receivable                       450,058           190,914
  Inventories                                         3,731,801         1,794,850
  Prepaid expenses and other current assets           4,867,706         4,638,090
    Total current assets                             25,717,854        30,929,991

Property and equipment:
  Land and improvements                              47,890,821        37,509,960
  Building and improvements                         195,762,408       192,818,896
  Equipment, furniture and improvements              74,033,008        68,500,267
  Less: accumulated depreciation                    (58,887,367)      (46,707,850)
                                                    258,798,870       252,121,273
  Construction in progress                          141,534,800        17,173,483
    Net property and equipment                      400,333,670       269,294,756

Other assets, net                                     7,786,648         8,566,847

                                                  $ 433,838,172     $ 308,791,594


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt            $     342,845     $      25,252
  Note payable                                        1,000,000
  Accounts payable                                    4,019,403         4,562,132
  Accrued expenses                                   14,100,525         9,136,226
  Accounts payable - related party                   24,178,394         6,641,506
  Accrued interest                                    3,288,740         4,726,915
    Total current liabilities                        46,929,907        25,092,031

Non-current liabilities:
  Long-term debt, less current maturities           197,002,902       110,176,765
  Deferred income taxes                              11,377,388        10,634,898
    Total non-current liabilities                   208,380,290       120,811,663

    Total liabilities                               255,310,197       145,903,694

Stockholders' equity:
  Common stock, $0.01 par value;
   100,000,000 shares authorized;
   21,236,341 and 21,139,146 shares
   issued and outstanding                               212,364           211,392
  Additional paid-in capital                        114,091,669       113,520,158
  Retained earnings                                  64,223,942        49,156,350
    Total stockholders' equity                      178,527,975       162,887,900

                                                  $ 433,838,172     $ 308,791,594


See accompanying Notes to Consolidated Financial Statements

                                     3


                  RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                   Three Months Ended
                                             Sept. 30, 1996    Sept. 30, 1995

Revenues:
  Casino                                      $  26,854,235     $  26,828,711
  Room                                            9,789,581         8,865,708
  Food and beverage                              17,719,076        15,482,583
  Other                                           3,839,645         3,265,364
  Casino promotional allowances                  (5,012,827)       (4,677,966)

                                                 53,189,710        49,764,400

Expenses:
  Casino                                         14,111,383        11,784,518
  Room                                            3,237,079         2,825,428
  Food and beverage                              13,660,134        12,100,367
  Other                                           1,959,971         1,746,780
  Selling, general and administrative             7,652,922         7,846,109
  Depreciation and amortization                   4,283,761         3,279,224

                                                 44,905,250        39,582,426

Operating profit                                  8,284,460        10,181,974

Other income (expense):
  Interest income                                    36,620           197,629
  Interest expense                               (1,757,065)       (2,628,218)

                                                 (1,720,445)       (2,430,589)

Income before income tax provision                6,564,015         7,751,385

Income tax provision                             (2,297,532)       (2,866,694)

Net income                                    $   4,266,483     $   4,884,691

Earnings per common share:
  Primary:
    Net income                                $        0.20     $        0.23
    Weighted average number of common
     shares outstanding                          21,519,072        21,633,878

  Fully diluted:
    Net income                                $        0.20     $        0.23
    Weighted average number of common
     shares outstanding                          21,543,485        21,633,878


See accompanying Notes to Consolidated Financial Statements


                  RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                  (Unaudited)

                                                    Nine Months Ended
                                             Sept. 30, 1996    Sept. 30, 1995

Revenues:
  Casino                                      $  83,082,679     $  76,796,240
  Room                                           30,112,121        25,026,342
  Food and beverage                              52,992,883        44,531,840
  Other                                          11,293,144         8,856,114
  Casino promotional allowances                 (14,546,973)      (13,661,681)

                                                162,933,854       141,548,855

Expenses:
  Casino                                         40,005,532        33,718,226
  Room                                            9,876,771         7,641,962
  Food and beverage                              40,615,871        35,907,312
  Other                                           5,862,380         4,934,415
  Selling, general and administrative            23,539,507        21,040,377
  Depreciation and amortization                  12,538,158        10,386,640

                                                132,438,219       113,628,932

Operating profit                                 30,495,635        27,919,923

Other income (expense):
  Interest income                                   153,416           301,224
  Interest expense                               (7,112,247)       (5,410,950)

                                                 (6,958,831)       (5,109,726)

Income before income tax provision               23,536,804        22,810,197

Income tax provision                             (8,469,211)       (8,499,509)

Net income                                    $  15,067,593     $  14,310,688

Earnings per common share:
  Primary:
    Net income                                $        0.70     $        0.66
    Weighted average number of common
     shares outstanding                          21,549,457        21,633,529

  Fully diluted:
    Net income                                $        0.70     $        0.66
    Weighted average number of common
     shares outstanding                          21,563,090        21,635,455

See accompanying Notes to Consolidated Financial Statements



                RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                1996              1995

Cash flows from operating activities:
  Net income                                                $  15,067,593     $   14,310,688
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Compensation expense recognized from
       stock option grant                                          79,409            58,477
     Depreciation and amortization                             12,538,163        10,386,640
     Provision for uncollectible accounts                          63,872           211,908
     Deferred income taxes                                        742,490         2,506,408
     (Increase) decrease in assets:
       Accounts receivable                                     (1,428,276)       (1,181,769)
       Inventories                                             (1,936,951)          (62,796)
       Prepaid expenses and other current assets                   67,453           231,709
       Other, net                                                 454,061        (1,026,048)
     Increase (decrease) in liabilities:
       Accounts payable                                          (542,729)          972,097
       Accrued federal income tax                                                   609,125
       Accrued expenses                                         4,964,299         2,098,365
       Accrued interest                                        (1,438,175)        1,778,592

Net cash provided by operating activities                      28,631,209        30,893,396

Cash flows from investing activities:
  Purchase of land and improvements                           (11,500,910)      (10,711,864)
  Purchase of equipment, furniture and
    improvements                                             (112,036,884)      (46,810,997)

Net cash used in investing activities                        (123,537,794)      (57,522,861)

Cash flows from financing activities:
  Proceeds from borrowings                                     86,000,000
  Net proceeds from issuance of senior
    subordinated notes                                                           96,869,021
  Net proceeds from common stock issuance                       1,146,710           878,651
  Payments on notes and loans payable                             (32,527)     (124,964,759)
  Repurchase of common stock                                   (1,209,850)       (3,237,788)

Net cash provided by (used in) financing activities            85,904,333       (30,454,875)

Net decrease in cash and cash equivalents                      (9,002,252)      (57,084,340)
Cash and cash equivalents, beginning of period                 19,992,695        76,426,258

Cash and cash equivalents, end of period                    $  10,990,443     $  19,341,918


See accompanying Notes to Consolidated Financial Statements

                     RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Supplemental Disclosure of Cash Flow Information


                                                                             Nine Months Ended
                                                                               September 30,
                                                                            1996            1995

Cash payments made for interest, net of amounts capitalized             $ 7,736,982     $ 3,723,580

Cash payments made for income taxes                                     $ 6,600,000     $ 5,500,000


Non-cash investing and financing activities:

  Purchase of property and equipment financed through accounts
  payable                                                               $24,178,394     $ 4,149,939

  Short-term note payable issued in the purchase of land                $ 1,000,000

  Debt assumed in the purchase of land                                  $   215,110

  Financing of equipment purchases                                      $   961,147

  Bond offering costs financed through accounts payable                                 $   109,200

  Tax benefit arising from the exercise of stock options under
    the Company's Non-Statutory Stock Option Plan                       $   556,213     $   609,125


            RIO HOTEL & CASINO, INC. and SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - The consolidated financial statements include the accounts of Rio Hotel & Casino, Inc. and its wholly owned subsidiaries Rio Properties, Inc. ("Rio Properties," which owns and operates the Rio Suite Hotel & Casino [the "Rio"] in Las Vegas, Nevada), Rio Development Company, Inc., Rio Resort Properties, Inc., Rio Leasing, Inc. and Rio Properties' wholly owned subsidiary Cinderlane, Inc. (collectively the "Company").

          All significant intercompany balances and transactions have been eliminated in consolidation.

          The consolidated balance sheet as of September 30, 1996 and the related consolidated statements of income for the three month and nine month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1995.

NOTE 2 -  LONG-TERM DEBT

          Long-term debt consists of the following:


                                           SEPTEMBER 30, 1996   DECEMBER 31, 1995
       Bank loan ("Rio Bank Loan"),
       originally a $65 million
       revolving credit facility,
       which was amended to be a
       $200 million revolving credit
       facility with interest equal to
       the Eurodollar Rate or the Base
       Rate, plus a margin.  The loan
       matures on June 30, 2001 and is
       collateralized by a first deed
       of trust on the Rio's real
       property, equipment and
       improvements.                          $ 96,000,000         $ 10,000,000

       10 5/8% Senior Subordinated
       Notes, interest only payable
       semi-annually; principal due
       July 15, 2005.                          100,000,000          100,000,000

       Other                                     1,345,747              202,017
                                               197,345,747          110,202,017
       Less current maturities                   (342,845)             (25,252)

                                              $197,002,902         $110,176,765


          The  prime  interest  rates  quoted  by  the  Company's
          primary    lenders   at   September   30,   1996    and
          December 31, 1995 were 8.25% and 8.50%, respectively.

            RIO HOTEL & CASINO, INC. and SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 3 -  INCOME TAXES

          The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The provisions for income taxes for the nine months ended September 30, 1996 and 1995 were $8,469,211 and $8,499,509, respectively, which represent effective rates of 36.0% and 37.3%, respectively. A reconciliation between the statutory rates and the effective rates is as follows:


                                               1996      1995
         Statutory Rate                         35.0%    35.0%
         Depreciation on the premium
            allocated in the exchange for
            limited partnership units            0.4%     0.4%
         Disallowance for tax purposes of
            certain meals, travel and
            entertainment expenses               0.0%     1.7%
         Other                                   0.6%     0.2%
                 Effective Rate                 36.0%    37.3%


          The Company's deferred tax assets (liabilities) at September 30, 1996 consisted of the following:


                                                CURRENT       NON-CURRENT

      Depreciation and amortization                          ($13,082,515)
      Deferred employee benefit                $   843,478
      Bad debt expense                             310,997
      Other deferred tax liabilities, net                        1,705,127

                                                $1,154,475   ($11,377,388)


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

ITEM 2.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

 Certain information included herein contains statements that may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to plans for future expansion, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to construction activities, dependence on existing management, gaming regulations (including actions affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

 REVENUES

 The Company's net revenues increased to $53.2 million in the third quarter of 1996 from $49.8 million in the same period in the prior year, an increase of $3.4 million or 7%. Casino revenues were $26.9 million in the three months ended September 30, 1996 compared to $26.8 million in the third quarter of
 1995. Management believes that a lower table game hold percentage in July 1996 and disruptions associated with the Phase V Expansion program, including the temporary removal of up to 400 slot machines from the casino floor (resulting in an average of 249 fewer slot machines being available when comparing this year's third quarter with the same period in
 1995) were the primary reasons for casino revenues to remain unchanged when comparing the two quarters. Although management is making every effort to avoid operational disruptions from the expansion and construction program, it is anticipated that there will be occasions during the fourth quarter of 1996 when disruptions may occur. The Phase V Expansion is scheduled to open in phases, with approximately one-half of the 1,026 new hotel suites scheduled to open on January 1, 1997, and the balance becoming available throughout the first quarter. The Masquerade Village which includes the expanded casino and retail areas is expected to open in early February 1997, and the new Voodoo lounge and restaurant on the 41st floor of the new tower is expected to open in April 1997.

 Room revenues increased by $0.9 million or 10% to $9.8 million in the third quarter of 1996 from $8.9 million in the third quarter of 1995. The increase in room revenues resulted primarily from 141 new hotel suites being placed into service in December 1995. Demand for the Rio's suites remained high, with occupancy rates of 94% being attained in each of the quarters.

 Food and beverage revenues increased to $17.7 million in the third quarter of 1996 from $15.5 million in the third quarter of 1995, an increase of $2.2 million or 14%. An increase in the average food check contributed to the increase in food and beverage revenues.

 Other revenues increased by $0.5 million or 18% to $3.8 million in the three months ended September 30, 1996 compared to $3.3 million in the third quarter of 1995. Increased telephone revenues from the additional hotel suites, as well as increased merchandise sales and admissions to entertainment activities were the primary reasons for the increase in other revenues.

 OPERATING MARGINS

 Operating profit as a percentage of net revenues was 16% and 20% for the quarters ended September 30, 1996 and 1995, respectively. Casino operating profit was 47% in the third quarter of 1996 compared to 56% in the same period in 1995. Management believes that the decline in the operating margin in the casino was due to increased payroll and pre-opening marketing and other expenses associated with the completion and opening of the new High Limit gaming area in September 1996 coupled with maintaining similar casino revenues when comparing the two fiscal quarters. Food and beverage operating profit was 23% during the third quarter of 1996 compared to 22% in the third quarter of 1995. Management believes that the improvement is primarily the result of a higher average food check during the three month period ended

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS SEPTEMBER 30, 1996 AND 1995

 September 30, 1996 compared to the same period in the prior year. Hotel operating profit was 67% during the third quarter of 1996 compared to 68% during the third quarter of 1995. Management believes that the decline in the hotel operating margin is the result of increases in normal operating expenses including salaries, wages, benefits and travel agent commissions. Other expenses were 51% of other revenues for the three months ended September 30, 1996 compared to 53% in the third quarter of the prior year. Management believes the improvement is due to the increase in other revenues, particularly telephone and entertainment admissions, which do not require significant incremental expense. Selling, general and administrative expenses decreased from 16% of revenues for the quarter ended September 30, 1995 to 14% for the quarter ended September 30, 1996. The primary reason for this decrease is that certain advertising and production costs associated with opening the Phase V Expansion were deferred and will be expensed coincidental with the opening of the project.

 PROMOTIONAL ALLOWANCES

 Promotional allowances, which represent the retail value of rooms, food, beverage and other services provided to customers without charge, were 8.6% of gross revenues in each of the quarters ended September 30, 1996 and 1995.

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization increased by $1.0 million or 31% to $4.3 million in the third quarter of 1996 compared to $3.3 million in the third quarter of 1995. This increase is primarily attributable to depreciation expense from the $20.0 million Phase IV Expansion project which was completed in December 1995 and included 141 new hotel suites, approximately 5,400 square feet of meeting room space, doubled the size of Buzios seafood restaurant, added a new health club and salon facility and included a variety of back-of-the-house improvements. In addition, approximately $7.3 million of construction projects, including the new multi-level parking structure associated with the Phase V Expansion project which will allow for direct access into the Masquerade Village, have been placed into service and are being depreciated.

 OTHER INCOME (EXPENSE)

 Interest expense decreased by approximately $0.9 million or 33% to $1.8 million in the third quarter of 1996 from $2.6 million in the third quarter of 1995. Interest expense in the third quarter of 1996 was reduced by $2.5 million because of interest capitalized on amounts expended on the Phase V Expansion project, which will center around a 41-story curved tower containing over 1,000 new hotel suites. This project will also include approximately 60,000 square feet of public area which will provide additional casino space, restaurants, new retail and interactive entertainment space as well as an expanded pool and beach area and additional parking facilities. Interest expense in the third quarter of 1995 was reduced by $246,000 because of interest capitalized on amounts expended on the Phase IV Expansion project.

 NET INCOME

 Net income for the third quarter of 1996 was $4.3 million or $0.20 per share (fully diluted) compared to $4.9 million or $0.23 per share (fully diluted) for the third quarter of 1995.

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NINE MONTHS SEPTEMBER 30, 1996 AND 1995

 REVENUES

 Net revenues for the Company increased to $162.9 million in the first nine months of 1996 from $141.5 million in the 1995 nine month period, an increase of approximately $21.4 million or 15%. Casino revenues increased $6.3 million, or 8%, to $83.1 million in the 1996 period from $76.8 million in the period ended September 30, 1995. Table game and slot machine revenues were the main contributors to this increase, with table game revenues increasing to $30.4 million and slot machine revenues to $48.3 million in the nine months ended September 30, 1996 from $25.8 million and $46.2 million in the same period in the prior year, respectively. Management believes that the increase in table game revenues was primarily the result of 13 more tables being available in the 1996 period and an increase in the number of available and occupied rooms. The increase in slot machine revenues occurred primarily in the first three months of 1996, with revenues remaining relatively flat in the second and third quarters when compared to the same periods in 1995. Management believes that this was primarily due to a 12% decrease in the number of slot machines available during a significant portion of the nine months ended September 30, 1996 from the number of machines available in the prior year period as a result of space limitations associated with the Phase V Expansion and casino remodeling projects.

 Room revenues increased by $5.1 million or 20% to $30.1 million in the nine months ended September 30, 1996 from $25.0 million in the prior year period. The increase in room revenue resulted primarily from the addition of 365 new hotel suites placed into service in February 1995, 184 new hotel suites being placed into service in March 1995 and an additional 141 new hotel suites being placed into service in December 1995. The hotel occupancy percentage increased to 95.8% in the 1996 period based on 424,686 available room nights from 95.2% in the 1995 period based on 360,258 room nights available.

 Food  and  beverage revenues increased to $53.0 million  in  the nine month period ended September 30, 1996 from $44.5 million in the same period in 1995, an increase of $8.5 million or 19.0%. An increase in the average food check and increased beverage sales contributed to the increase in food and beverage revenues.

 Other revenues increased by $2.4 million or 27.5% to $11.3 million in the 1996 period compared to $8.9 million in the nine month period in 1995. Increased telephone revenues from the additional hotel suites, as well as increased merchandise sales and admissions to entertainment activities were the primary reasons for the increase in other revenues.

 OPERATING MARGINS

 Operating profit as a percentage of net revenues was 19% and 20% for the nine month periods ended September 30, 1996 and 1995, respectively. Casino operating profit was 52% in the nine month period in 1996 compared to 56% in the same period in 1995. Management believes that the decline in the operating margin in the casino was due to (i) the change in the ratio between table game revenues, which traditionally have a lower operating margin, and slot machine revenues and (ii) the incurrence of pre-opening marketing and staff costs associated with the September 1996 opening of the new High Limit gaming area. Food and beverage operating profit was 23% in the nine month period ended September 30, 1996 compared to 19% during the first nine months of 1995. Management believes that this improvement is the result of effective cost controls and a higher average food check in the 1996 period. Hotel operating profit was 67% for the first nine months of 1996 compared to 69% in the prior year period. Management believes that the decline in the hotel operating margin is the result of increases in normal operating expenses including salaries, wages, benefits and travel agent commissions. Other expenses were 52% of other revenues for the nine months ended September 30, 1996 compared to 56% in the first nine months of 1995. Management believes the improvement is due to the increase in other revenues, particularly telephone and entertainment admissions, which do not require significant incremental expense. Selling, general and administrative expenses were 14% and 15% of net revenues for the nine month periods ended September 30, 1996 and 1995, respectively.

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NINE MONTHS SEPTEMBER 30, 1996 AND 1995

 PROMOTIONAL ALLOWANCES

 Promotional allowances, which represent the retail value of rooms, food, beverage and other services provided to customers without charge, were $14.5 million or 8.0% of gross revenues in the first nine months of 1996. The estimated cost of providing such promotional allowances was $8.2 million. This compares to promotional allowances in the same nine month period in 1995 of $13.7 million or 9% of gross revenues at an estimated cost of $8.0 million.

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization increased by $2.1 million or 21% to $12.5 million in the first nine months of 1996 compared to $10.4 million in the same period in the prior year. This increase is primarily attributable to the 365 new hotel suites which were placed into service in February 1995 and 184 new hotel suites in March 1995, as well as completion in December 1995 of the Phase IV Expansion project which included 141 new hotel suites, the addition of approximately 5,400 square feet of meeting room space, the expansion of Buzios seafood restaurant, the addition of a new health club and salon facility and a variety of back-of-the-house improvements. In addition, approximately $7.3 million in construction projects, including the new multi-level parking garage which is part of the Phase V Expansion project which will allow for direct access into the Masquerade Village, have been placed into service in 1996 and are being depreciated.

 OTHER INCOME (EXPENSE)

 Interest expense increased by $1.7 million or 31% to $7.1 million in the first nine months of 1996 from $5.4 million in the same period in 1995. Interest expense increased primarily as a result of the Company's July 1995 issuance of $100 million in principal amount of 10 5/8% Senior Subordinated Notes Due 2005, the proceeds from which were primarily utilized to repay the Rio Bank Loan, and to increased borrowings in connection with the Phase V Expansion project. Interest expense in the first nine months of 1996 was reduced by $4.0 million because of interest capitalized on amounts expended on the Phase V Expansion project, which will center around a 41-story curved tower containing over 1,000 new hotel suites. This project will also include approximately 60,000 square feet of public area which will provide additional casino space, restaurants, new retail and interactive entertainment space as well as an expanded pool and beach area and additional parking facilities. Interest expense in the first six months of 1995 was reduced by $0.6 million because of interest capitalized on amounts expended on the Phase III and Phase IV Expansion projects.

 NET INCOME

 Net income for the first nine months of 1996 was $15.1 million or $0.70 per share (fully diluted) compared to $14.3 million or $0.66 per share (fully diluted) for the first nine months of 1995.

 MATERIAL CHANGES IN FINANCIAL CONDITION

 LIQUIDITY AND CAPITAL RESOURCES

 In June 1996, the Rio Bank Loan was increased to $200 million. This increase is for general corporate purposes and for architectural, engineering and development costs associated with a second hotel-casino with up to 3,000 rooms that is being master-planned for the Rio's 77 acre site. The Rio Bank Loan still matures on June 30, 2001 and requires scheduled reductions of the maximum amount available commencing with a $10 million reduction at December 31, 1997, a $7.5 million reduction at the end of each quarter during 1998, a $10 million reduction at the end of each quarter during 1999, a $12.5 million reduction at the end of each quarter during 2000, a $35 million reduction at March 31, 2001 and maturity at June 30, 2001.

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NINE MONTHS SEPTEMBER 30, 1996 AND 1995

 At September 30, 1996, cash and cash equivalents were $11.0 million compared with $20.0 million at December 31, 1995. At September 30, 1996, the Company had $104.0 million available under the Rio Bank Loan. The revolving credit feature of the Rio Bank Loan allows the Company to pay down and reborrow principal under the line of credit as the Company deems appropriate. The Company did not utilize this ability at the end of the third quarter of 1996, but the Company did borrow
 $10 million on December 29, 1995 and repaid $9 million on January 2, 1996. The decrease in cash is primarily due to the decision of the Company not to draw down any amount of the available Rio Bank Loan at the end of the quarter, as well as the use of cash and cash equivalents to make capital expenditures for the Company's $200 million Phase V Expansion and the previously reported acquisition of land adjacent to the Rio.

 During the first nine months of 1996, cash provided by operating activities was $28.6 million. Investing activities used $123.5 million of the Company's cash during the first nine months of 1996. Approximately $2.6 million of such expenditures was related to the Company's Phase III Expansion, approximately $2.3 million was related to the Company's Phase IV Expansion and approximately $101.3 million was related to the Company's Phase V Expansion. During the first nine months of 1996, the Company spent approximately $10.9 million toward the acquisition of approximately 34 acres of land adjacent to the Rio. The balance of cash used in investing activities was expended on other capital projects.

 During the fourth quarter of 1994, the Board of Directors authorized the Company to make discretionary repurchases of up to 2 million shares of its common stock ("Common Stock") from time to time in the open market or otherwise. During the first nine months of 1996, the Company repurchased 75,000 shares of Common Stock at an average cost of $16.13 per share.

 Under the Rio Bank Loan, the Company is subject to annual capital expenditure limits of $7.5 million plus the amount available of unused capital expenditures from the prior fiscal year, but not to exceed $12.5 million in a calendar year. However, the Company received a written waiver to allow the Company to construct the Phase III Expansion, the Phase IV Expansion and the Phase V Expansion. In addition, the Company received a written waiver from the lenders to allow the Company to invest up to $35.0 million in land adjacent to the Rio. Because of the annual restrictions on capital expenditures contained in the Rio Bank Loan, any other significant new capital improvements will also require the consent of the lenders.

 As of October 1, 1996 the Company's capital commitments include approximately $98.7 million for the Phase V Expansion and $9.1 million under commitments for the balance of the purchase price and/or option price of certain of the land parcels adjacent to the Rio for which the entire purchase price has not been funded. Based upon cash on hand, cash available through borrowings under the Rio Bank Loan and cash from operations, the Company believes that it has adequate cash available to fund the remaining cost of the Phase V Expansion and the real estate purchase commitments.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  LARRY SCHREIER V. CAESARS WORLD, INC., ET AL., Case No. 95-923-LDG (RJJ), instituted on September 26, 1995, in the United States District Court for the District of Nevada, Southern District. An individual, purportedly representing a class, filed a complaint against four manufacturers, three distributors and 38 casino operators, including the Company, that manufacture, distribute or offer for play video poker and electronic slot machines. The individual allegedly intends to seek class certification of the interests he claims to represent. The complaint alleges that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The complaint alleges violations of the RICO Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $1 billion, without any substantiation of that amount. The complaint is similar to the Poulos Complaint and the Ahern Complaint described in the Company's Form 10-K for the year ended December 31, 1995. The Company filed a motion to dismiss the complaint. Plaintiff's attempts to consolidate this action with the Ahern Complaint and Poulos Complaint were not successful. The Nevada District Court entered an order granting the motions to dismiss based on defects in the pleadings, and denying  as  moot  all  other  pending  motions, including those of the Company. The Court granted plaintiffs until September 30, 1996 within which to file an amended complaint that complies with the applicable pleading requirements. The plaintiffs filed an amended complaint on or about September 30,1996. The Company renewed its motion to dismiss based on abstention and related doctrines, and based on defects in the pleadings. Management believes that the complaint is without merit and intends vigorously to defend the allegations.

ITEM 2.  CHANGES IN SECURITIES

  During the third quarter of 1996, certain options granted pursuant to the Company's Non-Statutory Stock Option Plan were exercised, resulting in the issuance of 29,000 shares of the Company's Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  NONE

ITEM 5.  OTHER INFORMATION

  On  October  8,  1996, David P. Hanlon was appointed  Executive
  Vice  President and Chief Operating Officer of the Company  and
  President and Chief Operating Officer of Rio Properties.

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

                             Rio Hotel & Casino, Inc.
                             (Registrant)



November 11, 1996            /s/ Ronald J. Radcliffe
   (Date)                    RONALD J. RADCLIFFE
                             Treasurer and Chief Financial Officer
                             (Duly Authorized Officer and
                             Principal Financial Officer)

                         EXHIBIT INDEX

                                                           SEQUENTIAL
                                                              PAGE
EXHIBIT     DESCRIPTION                                      NUMBER

11.01       Computation of Earnings per Common Share           18

27.01       Financial Data Schedule                            20