Form 10-K
period 1996-12-31
RIO HOTEL & CASINO INC
filed 1997-03-28
CIK 734380

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

(MARK ONE)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended          December 31, 1996

                                  OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to

Commission file number                   1-11569

                    RIO HOTEL & CASINO, INC.
     (Exact name of registrant as specified in its charter)

             Nevada                          95-3671082
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          Identification No.)

3700 West Flamingo Road, Las Vegas, Nevada                  89103
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area    (702) 252-7733
code

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
     TITLE OF EACH CLASS                 on which registered

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

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1997, based on the closing price as reported on the New York Stock Exchange of $15.625 per share, was approximately $246,483,359.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1997.

   Common Stock, $.01 par value         21,204,141

               DOCUMENTS INCORPORATED BY REFERENCE

The   information  required  by  Part  III  of  this  Report   is
incorporated by reference from the Rio Hotel & Casino, Inc. Proxy
Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

PART I

ITEM 1.  BUSINESS

     The Company owns and operates an all-suite hotel-casino, the Rio Suite Hotel & Casino in Las Vegas, Nevada. Situated on an elevated site adjacent to the Flamingo Road exit from Interstate 15, the freeway linking Las Vegas with Southern California, the Rio is strategically positioned to attract travelers along Interstate 15, tourists visiting the Las Vegas Strip and local Las Vegas residents. The Company markets to both local residents and Las Vegas visitors. Management believes that the Rio's unique all-suite concept, diverse high quality dining, easy access and ample parking provide an attractive alternative to the Las Vegas Strip and a fun and comfortable environment in which to enjoy gaming, dining and entertainment.

     The Rio is decorated throughout in a fun-filled Carnivale theme. At March 1, 1997, 1,998 of the Rio's suites were available to hotel guests, including 1,551 suites contained in three connected 21-story hotel towers and 447 (which became available on December 31, 1996) of the 1,031 new suites contained in the new Phase V 41-story curved tower. On February 7, 1997, the Rio celebrated the grand opening of the public areas of its Phase V Expansion project, the Masquerade Village, and now features a 116,000 square foot casino; 13 restaurants and bars; a 595-seat entertainment complex; a 32,000 square foot retail area; a 108,000 square foot outdoor entertainment area featuring a landscaped sand beach and three swimming pools; and parking for approximately 3,600 cars. With the opening of the Masquerade Village on February 7, 1997, the Rio offers approximately 2,500 slot machines, 109 table games, a poker room, keno and a race and sports book.

     The Rio has substantially completed the $200 million Phase V Expansion, exclusive of construction period interest and pre-opening expenses, centered around the Masquerade Village. The Masquerade Village contains approximately 120,000 square feet of public space with a Carnivale and Mardi Gras themed casino expansion, featuring MASQUERADE SHOW IN THE SKY, an interactive $25 million indoor attraction, a variety of new restaurants and fine specialty retail shops. The Phase V Expansion adds a curved 41-story hotel tower containing 1,031 suites, 447 of which were open at March 1, 1997. The balance of the suites and a new restaurant on the top two floors overlooking the Las Vegas Strip are scheduled to be open by the end of the second quarter of 1997.

     In  addition  to  the  Phase V Expansion,  the  Company  has assembled 38 acres immediately adjacent to the Rio.  This  brings
the  total  acreage  at  the Rio to 83 acres.   The  Company  may
develop the additional acreage at some time in the future.

     On March 4, 1997, the Company entered into a letter agreement to acquire a 60% interest in the Seven Hills Golf
Course in Henderson, Nevada, a suburb of Las Vegas. The Company is scheduled to close the acquisition, subject to certain contingencies, in April 1997. The course, located in the master-planned community of Seven Hills, is in the final stages of completion and is expected to open during the late Summer of 1997 followed by the opening of a clubhouse in Fall 1997. The Company intends to use the course to provide a golf school and golf vacation packages to its guests, in addition to providing play on the course to both its local and tourist customers.

     The Company was incorporated in California in 1981 and reincorporated in Nevada in 1988. The Company changed its name from MarCor Resorts, Inc. to Rio Hotel & Casino, Inc. in February 1992. Its executive offices are located at 3700 West Flamingo Road, Las Vegas, Nevada 89103, and its telephone number is
(702) 252-7733.

MASQUERADE VILLAGE

     On  February  7,  1997,  the Company opened  its  Masquerade
Village, consisting of five new restaurants and additional retail, gaming and entertainment space. A sixth restaurant, the Voodoo Cafe to be located at the top of the new 41-story tower overlooking the Las Vegas Strip, is scheduled to open during the second quarter of 1997. Inspired by European architecture, Masquerade Village blends celebrations of Carnivale in Rio de Janeiro and Venice, and Mardi Gras in New Orleans, into a unique entertainment experience.

     The Masquerade Village includes fine specialty retail shops and restaurants, and a wine cellar and tasting room. Retail stores include a NICOLE MILLER boutique, GUESS? FOOTWEAR, SPEEDO AUTHENTIC FITNESS, WATCH ZONE by Sunshade Optique, ALEGRE, and REEL OUTFITTERS. New restaurants include Mama Marie's Cucina, Mask, Napa Restaurant and The Wine Cellar Tasting Room, Bamboleo, Village Seafood Buffet and, by the end of the second quarter of 1997, the Voodoo Cafe. The Masquerade Village features a fully interactive $25 million indoor attraction, MASQUERADE SHOW IN THE SKY. The MASQUERADE SHOW IN THE SKY consists of three complete parades,  each  with  its  own  themed  music,  costumes and live performers. The show features five floats in each of the three parades, suspended on a 950-foot track located over the casino floor. A cast of 36 specialty dancers, musicians, aerialists and costume stilt walkers will perform in 17 performing areas.

BUSINESS STRATEGY

     The Company's business strategy focuses on attracting and fostering repeat business from customers in the local resident and tourist markets. To implement its business strategy, the Company capitalizes on its unique all-suite concept, strategic location, and Carnivale and Mardi Gras theme. The Company strives to provide a quality, affordable gaming and entertainment experience in order to generate high customer satisfaction and loyalty. The Rio's value-priced suites and restaurants provide an attractive alternative to conventional Las Vegas properties for visitors who desire to avoid the crowds and congestion of the Las Vegas Strip. The Interstate 15 and Flamingo Road location also permits the Rio to attract local residents.

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

     Management believes that friendly service combined with a quality facility are integral to generating repeat business from locals as well as tourists. As a result, management continually seeks to instill in each employee a sense of service excellence designed to exceed guest expectations. To motivate its employees, management also strives to instill a sense of "Team Rio" in all of the Company's employees by making the Rio a fun place to work. Management strongly believes that its employees are one of the Company's biggest assets.

     The Company has created an identifiable and innovative marketing presence and continues to build on its "signature" Rio theme. The Rio's Carnivale theme incorporates bright colors, creative interior designs, festive employee costumes and other exotic touches to contribute to its tropical ambiance. The Masquerade Village expands on the Carnivale theme to blend Carnivale and Mardi Gras entertainment experiences through architecture, retail and restaurant areas, and the MASQUERADE SHOW IN THE SKY. The Rio's message of a fun-filled, colorful atmosphere is constantly emphasized. The Rio has developed the Rio Rita(TM) character as a promotional ambassador to the Rio's hotel-casino guests and as a focal point upon which many promotional activities have been built, such as Carnival Dice(TM), Rio Rita's(TM) Lotto Bucks, Carnival Days(TM), Conga Mania(TM) and Brazilia Days(TM). The Company advertises extensively in the
Las Vegas area print, television and radio media, and periodically in Southern California, Phoenix and other regional markets. In anticipation of the opening of the Phase V Expansion, the Company established a national advertising program to increase its visitor volume.

     The success of the Company's business strategy is evidenced by the large number of awards the Rio has received. In March 1996, the Rio won recognition through 11 "Best of Las Vegas" awards in an annual readers' survey published by Nevada's largest daily newspaper. These distinctions included: "Best Buffet," "Best Seafood Restaurant," "Best Coffee Shop," "Best Breakfast Special," "Best Place to Dance (Club Rio)," "Best Locals Hotel," "Most Efficient Service," "Best Bartenders," "Best Cocktail Waitresses," "Best Employee Uniforms" and "Best Outdoor Sign." In addition, the Rio received recognition in the 1995-1996 ZAGAT U.S. HOTELS, RESORTS & SPAS SURVEY for "Best Overall," "Best Rooms," "Best Dining" and "Best Service" in Las Vegas. In
addition, the Rio was selected by the American Academy of Hospitality Sciences to be the first and only recipient of the Five Star Diamond Award for 1997 in Las Vegas. The Academy has bestowed fewer than 100 hotels and resorts internationally with this award. Since these awards, however, are based upon subjective criteria, undue significance should not be attributed to them. Management believes that these awards exemplify the Company's reputation for quality and value.

MARKETING STRATEGY

     The Company's marketing efforts are targeted at both the local patron and the tourist market. To market to local patrons, the Rio relies on its convenient location, its ample parking, its value-priced food and its slot machine variety. Management believes that its restaurants, in particular the Carnival World Buffet, are among the Rio's greatest attractions for local patrons. The Carnival World Buffet is one of the most popular buffets in Las Vegas due to its extensive selections, its high quality food and the entertainment provided by the live-action cooking stations. During 1996, the Carnival World Buffet served an average of approximately 6,600 people per day. In addition to its emphasis on food and beverage, the Rio also has an aggressive marketing program which encompasses frequent radio, television and newspaper advertising, a variety of promotions directed at the local customer and other programs such as check cashing promotions.

     To  attract  visitors and fill the Rio's  hotel  rooms,  the
Company markets primarily to three segments of the tourist market: independent travel, wholesale and special casino customers. The independent travel segment consists of those travelers not affiliated with groups who make their reservations directly with the Rio or through independent travel agents. To attract the independent traveler, the Rio periodically utilizes print media, radio and direct mail to advertise in Southern California, Phoenix and other travel markets. In addition, the Company's sales force frequently attends trade shows in order to establish relationships with and promote the Rio to travel agents nationwide. The wholesale segment comprises those patrons participating in travel packages offered by air tour operators. To capture this segment of the market, the Rio has developed specialized marketing programs for, and cultivated relationships with, these operators. Finally, special casino customers are those frequent gaming customers who are in regular communication with Rio casino marketing personnel. The Company offers VIP services, casino hosts and a segmented gaming area to certain special casino customers. The Rio utilizes a variety of promotions and special events and other amenities in marketing to this segment.

RIO LOCATION

     The Rio is strategically located to take advantage of the dynamic residential and commercial growth of the western portion of metropolitan Las Vegas, while offering proximity and easy access to the "Old Four Corners" (Flamingo Road and the Las Vegas Strip) and the "New Four Corners" (Tropicana Avenue and the Las Vegas Strip) areas of the Las Vegas Strip.

THE RIO

     Since 1992, the Company has consistently expanded the Rio under its master plan. Upon completion of the Phase V Expansion, the Rio will have 2,582 suites, approximately 2,500 slot machines and 109 table games.


                                 TOTALS AFTER
                                  COMPLETION          AS OF AND FOR THE
                                  OF PHASE V        YEAR ENDED DECEMBER 31,
                                 EXPANSION<F1>        1996       1995

Average daily suite rate                 -            $76.93     $72.18
Average daily hotel occupancy            -              94.5%      94.5%
Hotel suites<F2>                     2,582             1,998      1,551
Casino square footage              116,000            89,000     89,000
Slot machines<F3>                    2,500             1,884      2,098
Table games<F3>                        109                79         73
Restaurant seats                     4,152             2,540      2,540

<F1>    The Phase V Expansion will be completed in  the second  quarter of 1997. Due to the lack of a sufficient historical period for measurement purposes, meaningful figures cannot be provided concerning average daily hotel occupancy and average daily suite rate.
<F2>    447 suites in the new 41-story tower opened on December 31,
        1996.
<F3>    Average number available during the period.

                                      AS OF AND FOR THE YEAR
                                         ENDED DECEMBER 31,
                                   1994        1993       1992
Average daily suite rate           $63.80      $62.60     $64.09
Average daily hotel occupancy        95.9%       96.8%      96.5%
Hotel suites<F2>                      861         861        424
Casino square footage              89,000      79,000     54,000
Slot machines<F3>                   2,200       1,950      1,450
Table games<F3>                        53          44         31
Restaurant seats                    2,440       1,843      1,209

<F1>    The Phase V Expansion will be completed in  the second  quarter of 1997. Due to the lack of a sufficient historical period for measurement purposes, meaningful figures cannot be provided concerning average daily hotel occupancy and average daily suite rate.
<F2>    447 suites in the new 41-story tower opened on December 31,
        1996.
<F3>    Average number available during the period.

     GAMING. With the opening of the Masquerade Village on February 7, 1997, the Rio offered 116,000 square feet of casino space containing approximately 2,500 slot machines; 109 table games, including "21," craps, roulette, pai gow poker, Caribbean stud poker, baccarat and mini-baccarat; other casino games such as keno and poker; and a race and sports book which is presently being upgraded.

     Gaming operations at the Rio are continually being monitored and modified to respond to both changing market conditions and customer demand in an effort to attract new customers while retaining its existing customer base. New and innovative slot and table games have been introduced based on customer feedback and demand from both local customers and Las Vegas visitors. Management has introduced such games as Rio Rita's(TM) Royals, Rio Rita's(TM) Bonus Poker, Sneaky Queens(TM) and Mambo Bucks.(TM) Management devotes substantial time and attention to the type, location and player activity of all gaming devices. The Company believes that to continue to attract and retain slot customers, it must expand the number and variety of slot machines on its casino floor, particularly its higher denomination slot machines.

     HOTEL. The Rio's three connected 21-story hotel towers contain a total of 1,551 suites, comprised of 1,504 standard Rio suites, 16 "super" suites, 18 "cariocas" suites, six two-story penthouse suites, and seven executive suites that combine a conference room and an adjoining suite. The new Phase V 41-story hotel tower, when completed during the second quarter of 1997, will contain a total of 1,031 suites, comprised of 949 standard suites, 78 executive suites, three "hospitality" suites ranging in size from 1,612 to 2,418 square feet, and one "Presidential" suite consisting of 2,989 square feet. At March 1, 1997, 447 of the 1,031 suites were open and the balance will be opened through the end of the second quarter of 1997. The Company has progressively added new hotel suites since 1993 to meet its consistently strong demand. Despite such expansion, the Rio has maintained average occupancy rates of 94.5% for both 1995 and 1996.

     The standard Rio suite measures approximately 600 square feet, compared to approximately 400 square feet for the typical Las Vegas hotel room. The Carnivale theme is carried throughout the guest suites in wall coverings, art work and other designer accents. Suite amenities include carved wood finishes, cut glass, polished granite surfaces, marble tile in the bath areas, room safes and refrigerators.

     RESTAURANTS. While important to attracting Las Vegas visitor gaming customers, the high quality, value and variety of food services are critical to consistently attracting the local resident gaming customer to the Rio. To provide such variety, with the opening of five new restaurants and bars on February 7, 1997, the Rio now offers 13 bars and 13 restaurants located in the Rio's main floor area, and a bar and restaurant will be located at the top of the new 41-story tower overlooking the Las Vegas Strip which are expected to open during the second quarter of 1997. During 1996, before the addition of the five restaurants contained in the Phase V Expansion project, the Rio served an average of approximately 12,000 meals per day, including banquets and room service. The following table sets forth, for each restaurant, the type of service provided and the current seating capacity:

                                                         NUMBER OF
                                   TYPE                    SEATS

All American Bar &    Steaks, ribs, chicken and              202
Grille                seafood

Antonio's             Italian fine-dining                    100

Beach Cafe            24-hour full menu coffee shop
                      featuring American and Chinese
                      cuisine                                318

Buzios                Seafood and oyster bar                 160

Carnival World        Buffet with live action
Buffet                cooking featuring Brazilian,
                      Chinese, Italian, Mexican,
                      Japanese, Western BBQ and
                      traditional buffet                   1,040

Toscano's Deli &      Deli items, pizza and pasta,
Market                ice cream and gelato, and a
                      large selection of bakery
                      products                               104

Copacabana Showroom   Entertainment showroom and
                      Club Rio nightclub                     595

Fiore Rotisserie &    Fine-dining featuring
Grille                rotisserie-grilled seafood,
                      beef and poultry                       186

Mama Marie's Cucina   Family style casual Italian
                      dining                                 150

Mask                  Far Eastern restaurant                 175

Napa Restaurant and   Fine-dining featuring French
The Wine Cellar       country cuisine and daily wine
Tasting Room          tastings                               174

Bamboleo              Latin restaurant featuring
                      foods from south of the border         250

Village Seafood       Fresh seafood buffet                   332
Buffet


Voodoo Cafe<F1>       New Orleans flavored
                      restaurant featuring Creole
                      and Cajun cuisine                      366<F2>

                                               Total       4,152

<F1>     Scheduled to open during the second quarter of 1997.
<F2>    Includes the Voodoo Cafe Patio featuring outdoor seating
        for 48.

     ENTERTAINMENT AND OTHER ATTRACTIONS. The Masquerade Village, which opened on February 7, 1997, features MASQUERADE
SHOW IN THE SKY, an interactive entertainment experience consisting of three complete parades, each with its own themed music, costumes and live performances. The show, designed to emulate celebrations of Carnivale in Rio de Janeiro and Venice, and Mardi Gras in New Orleans, consists of five floats in each of the three parades suspended along a 950-foot track above the casino floor, and a cast of 36 specialty dancers, musicians, aerialists and costumed stilt-walkers. The Masquerade Village also contains fine specialty retail stores in a 32,000 square foot retail area.

     The Rio's Copacabana Showroom is a unique, circular 595-seat video, entertainment and restaurant complex which features two 12-foot by 90-foot video screens, an exhibition cooking area, multiple tiers of dining room seating and a stage. The Copacabana Showroom is utilized as an entertainment showroom and a late-night dance club, Club Rio. The showroom is also used for casino-hosted events, concerts, viewing of sporting events on the large video screens, and corporate meetings that capitalize on the unique audio visual qualities of the room.

     The Ipanema Lounge and Mambo's Lounge each offer live entertainment in separate casino cocktail settings. The Rio also houses a spa, a hair and beauty salon, and an exercise room, as well as approximately 13,250 square feet of public meeting and banquet room facilities.

     The Rio's pool/outdoor entertainment area is approximately 108,000 square feet and includes a landscaped sand beach, an 11-foot waterfall, three swimming pools, a multi-level spa, and two terrace bars and food service facility. The Company hosts beach parties, volleyball games, outdoor concerts with name performers and other special events, including professional sporting events.

EXPANSION STRATEGY

     RIO MASTER PLAN. The Rio's conceptual master plan was originally designed to accommodate multiple expansions without significantly interrupting normal business operations. This design included construction of a reinforced foundation for the hotel tower and an elevator core to support and facilitate additional room construction. The Company has also assembled ample acreage to allow future expansions. Starting from its original 30 acres, the Company acquired 15 additional acres in 1989 and 1991 and has purchased or has acquired an option to purchase an additional 38 acres as of December 31, 1996.

     Management believes that a high quality, well-maintained property offering innovative entertainment is integral to success in the highly competitive Las Vegas gaming market. This belief has driven the Company's master plan development strategy. The Company has added substantial new facilities at the Rio every year since 1992.

                                        START
                                         DATE      OPENING

    Initial Construction                12/88       1/90

    Casino (10,000 sq. ft.)/Buffet       7/92       12/92
    Expansion

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

    Phase IV Expansion
       141-Suite Addition                4/95       12/95
       Buzios Expansion                  4/95       12/95
       Meeting Rooms Expansion           4/95       11/95
       Health Club and Salon             4/95       12/95

    Phase V Expansion
       1,031-Suite Tower                 9/95       6/97<F1>
       Casino Space (27,000 sq. ft.)     9/95       2/97
       Masquerade Village                9/95       2/97
       Spa and Salon Expansion           9/95       2/97
       Four-Story Parking Garage         9/95       7/96
       Expanded Pool Area                9/95       2/97

<F1> Approximately 447 of the 1,031 new suites were opened as of
March 1, 1997 with the balance to open through the second quarter of 1997.

     As of December 31, 1996, the Company has invested in excess of $505 million in the development, expansion and renovation of the Rio. Moreover, as of December 31, 1996, the Company expects it will incur expenses of approximately $27.6 million to complete the Phase V Expansion.

     ADDITIONAL GAMING OPPORTUNITIES. The Company has acquired approximately 31 acres of land adjacent to the Rio site and placed another seven acres under purchase option. This additional acreage brings the total Rio site to approximately 83 acres. The additional acreage is being held for future development. The Company may pursue additional opportunities that management believes to be in the best interests of the Company.

     GOLF  COURSE.    The  Company  has  entered  into  a  letter
agreement to acquire a 60% interest in a golf course to be located in the master planned community of Seven Hills in Henderson, Nevada. Management intends to use the course to provide a golf school and golf vacation packages to the Company's guests, in addition to offering play to both local and tourist customers.

COMPETITION

     The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American land and other forms of legalized gaming. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than the Company.

     The Rio faces competition from all other casinos and hotels in the Las Vegas area, including competitors located on the Las Vegas Strip, on the Boulder Strip and in downtown Las Vegas. Such competition includes a number of hotel-casinos targeted primarily toward local residents, as well as numerous non-hotel gaming facilities targeted toward local residents. In recent months, several of the Company's direct competitors have opened new hotel-casinos or have commenced or completed major expansion projects, and other expansions are in progress or are planned. As of December 31, 1996, there were approximately 40 major gaming properties located on or near the Las Vegas Strip, 14 located in the downtown area, 4 located on the Boulder Strip and 11 located in other areas in or near Las Vegas. According to the Las Vegas Convention and Visitors Authority, the Las Vegas hotel-motel room inventory was 101,106 as of January 3, 1997 and both construction of new properties and expansion of existing hotel-casinos is expected to increase inventory to approximately 122,000 rooms by 1998. In the past year three large-scale hotel-casinos have opened on or near the Las Vegas Strip. Eight new hotel-casinos and two hotel-casino expansions are under construction or have been announced, which will add approximately 19,000 rooms to the Las Vegas area over approximately the next two years. Five of the new hotel-casinos are major resorts with a theme and an attraction which are expected to draw significant numbers of visitors. Major expansions or enhancements of existing properties or the construction of new properties by competitors, could have a material adverse effect on the Company's business.

     To a lesser extent, the Rio competes with hotel-casinos located in the Mesquite, Laughlin and Reno-Lake Tahoe areas of Nevada and in Atlantic City, New Jersey. The Company also competes with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and international gaming operations. In addition, many states have recently legalized, and additional other states are currently considering legalizing, casino gaming in specific geographic areas within those states. The Company believes that the growth in the legalization of gaming is fueled by a combination of increasing popularity and acceptability of gaming activities and the desire and need for states and local communities to generate revenues without increasing general taxation. The Company believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area, such as Chicago or Los Angeles, could have a material adverse effect on its current hotel-casino business. The development of casinos, lotteries and other forms of gaming in other states, particularly in areas close to Nevada, such as California, could adversely affect the Company's operations.

     As   its  principal  methods  of  competition,  the  Company
utilizes what management believes to be its unique all-suite concept based upon a Carnivale theme, diverse high quality dining and ample parking, which management believes provide an attractive alternative to the closest source of the Company's competition, the Las Vegas Strip, and a fun and comfortable environment in which to enjoy gaming, dining and entertainment.

REGULATION AND LICENSING

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Commission, the Nevada State Gaming Control Board (the "Nevada Board"), and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board, and the Clark County Board are collectively referred to as the "Nevada Gaming Authorities."

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

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On July 25, 1996, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. Such approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

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

EMPLOYEES

     As of  December 31, 1996, the Company employed approximately
3,400 employees. None of the Company's employees is covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company owns approximately 76 acres, consisting of the 45-acre site in Las Vegas on which the Rio is located and 31 acres of land adjacent to the current Rio site. The Company has purchase options on an additional seven acres adjacent to the Rio site. With the exception of approximately 18 of the recently acquired acres, all of the Company's acreage is subject to a deed of trust securing the Rio Bank Loan (as defined below), of which $153 million was outstanding at December 31, 1996. The Company also owns approximately 64 acres on the Boulder Highway southeast of Las Vegas (the "Old Vegas Site"). The Old Vegas Site is being held for sale.

ITEM 3.  LEGAL PROCEEDINGS

     On April 26, 1994 and May 10, 1994, complaints ("Complaints") in purported class action lawsuits (WILLIAM POULOS
V.  CAESARS  WORLD,  INC. ET AL., Case No. 94-478-Civ-Orl-22  and
WILLIAM H. AHERN V. CAESARS WORLD, INC. ET AL., Case No. 94-532-Civ-Orl-22, respectively) were filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The Complaints allege that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints allege violations of the Racketeer Influenced and Corrupt Organizations Act (the "RICO Act"), as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Company filed motions to dismiss the Complaints. The Nevada District Court dismissed the Complaints, granting leave to plaintiffs to refile, and denying as moot all other pending motions, including those of the Company. The plaintiffs filed an amended complaint on or about May 31, 1996. The Company renewed its motions to dismiss based on abstraction and related doctrines, and joined in the motions to dismiss filed by other defendants, which were based on defects in the pleadings. The Nevada District Court consolidated the actions (and one other in which the Company is not a named defendant), ordered plaintiffs to file a consolidated amended complaint on or before February 14, 1997, and ordered all defense motions, including those of the Company, withdrawn without prejudice. The parties have established a steering committee to address motion practice, scheduling and discovery matters. Management believes that the substantive allegations in the Complaint are without merit and that the consolidated amended complaint will be subject to the same defects addressed in earlier motions, and intends vigorously to defend the allegations. The Complaints were consolidated and transferred to the United States District Court for the District of Nevada. Management believes that the Complaints are without merit and intends vigorously to defend the allegations.

     On September 26, 1995, a complaint in a purported class action lawsuit (LARRY SCHRIER V. CAESARS WORLD, INC. ET AL., Case No. 95-923-LDG (RJJ)) was filed in the United States District Court for the District of Nevada, Southern District against four manufacturers, three distributors and 38 casino operators, including the Company, that manufacture, distribute or offer for play video poker and electronic slot machines. The plaintiff allegedly intends to seek class certification of the interests he claims to represent. The complaint alleges that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The complaint alleges violations of the RICO Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $1 billion without any substantiation of that amount. The complaint is similar to the Complaints. The Company filed a motion to dismiss the complaint. The plaintiff's attempts to consolidate this action with the Complaints were not successful. The court entered an order granting the motions to dismiss based upon defects in the pleadings, and denying as moot all other pending motions, including those of the Company. The court granted the plaintiff until September 30, 1996 within which to file an amended complaint that complies with the applicable pleading requirements. The plaintiff filed an amended complaint on or about September 30, 1996. The Company renewed its motion to dismiss based upon abstention and related doctrines, and based upon defects in the pleadings. Management believes that the complaint is without merit and intends vigorously to defend the allegations.

     On May 5, 1995, a purported class action lawsuit (HYLAND, ET AL. V. GRIFFIN INVESTIGATIONS, ET AL., Case No. 95-CV-2236 (JEI)) was filed in the United States District Court for the District of New Jersey (Camden Division). The Company, together with 76 other casino operators and others, is named as a defendant in the action. The action, purportedly brought on behalf of "card counters," alleges that the casino operators exclude "card counters" from play and share information about "card counters." The action is based on alleged violations of federal antitrust law, the Fair Credit Reporting Act, and various state consumer protection laws. The amount of damages sought by the plaintiffs in the action is unspecified. The Company has made a motion to dismiss the complaint. The court has not yet ruled on the motion. Management believes that the complaint is without merit and the Company intends vigorously to defend the allegations.

     On March 27, 1996, a complaint in a purported class action lawsuit (TOM PAYNE, ET AL. V. AZTAR CORPORATION, ET AL., Case No. 698592) was filed in the Superior Court of California, County of San Diego, against numerous gaming entities, including the Company. The complaint, almost identical in nature to the other class action suits filed against the gaming industry, alleges that the defendants have engaged in a course of conduct intended to induce persons to play gaming devices based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Company joined in an attempt to remove the case to federal court which was not successful. The Company filed a motion to dismiss the complaint for lack of personal jurisdiction. The motion is pending. Management believes that the complaint is without merit and the Company intends vigorously to defend the allegations.

     On December 27, 1996, a purported stockholder derivative action (PARK EAST, INC. V. ANTHONY A. MARNELL II, ET AL., Case No. CV-596-01196-HDM (RLH)) was filed in the United States District Court for the District of Nevada, against the Company as a nominal defendant, five of the Company's directors, Marnell Corrao and Marnell Chartered. The complaint alleges that pursuant to construction contracts and architectural contracts with Marnell Corrao and Marnell Chartered, respectively, the Company paid unfair amounts in exchange for the services provided. The complaint alleges breach of fiduciary duty by each of the director defendants and seeks rescission of the contracts, damages to compensate the Company to the extent that contract amounts are unfair to the Company, and injunctive relief prohibiting the Company from entering into similar contracts with Mr. Marnell or entities which he controls. A motion to dismiss the complaint was filed on January 27, 1997. The court has not yet ruled on this motion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     (a)  Price Range of Common Stock

     The Company's common stock, $.01 par value ("Common Stock"), began trading on the New York Stock Exchange (the "NYSE") under the symbol "RHC" on January 11, 1996. Prior to this date, the Company's Common Stock was traded on the Nasdaq National Market under the symbol "RIOH." The following table sets forth the high and low closing sale prices of the Company's Common Stock, as reported by the NYSE and the Nasdaq National Market, during the periods indicated.

                                 HIGH         LOW
1995
    First Quarter                $ 14         $ 11 1/4
    Second Quarter                 16 5/8       13 1/4
    Third Quarter                  14 3/4       12 1/2
    Fourth Quarter                 13 5/8       11 5/8
1996
    First Quarter                $ 15 1/4     $ 11 5/8
    Second Quarter                 18 3/4           15
    Third Quarter                  17 5/8       13 3/8
    Fourth Quarter                     14       13 7/8


     The last reported sale price of the Common Stock on the NYSE
on   February  28,  1997  was  $15.625  per  share.   There  were
approximately  1,465  holders of record of the  Company's  Common
Stock as of February 28, 1997.

     (b)  Dividend Policy

     The Company has never declared or paid cash dividends on its Common Stock. The Company presently intends to retain earnings to finance the operation and expansion of its business and does not anticipate declaring cash dividends in the foreseeable future. Under the terms of the covenants in the Rio Bank Loan (as defined below) the Company's wholly owned subsidiary, Rio Properties, Inc. ("Rio Properties") may pay dividends to the Company only if such funds are used for certain specific purposes. Under the terms of the Indentures (as defined below), governing the 10 5/8 % Notes (as defined below) and the 9 1/2% Notes (as defined below), the payout of dividends and other distributions is subject to specified restrictions.

ITEM 6.  SELECTED FINANCIAL DATA

                                                    1996                1995                   1994
Revenues                                      $ 219,581,492       $  192,958,169         $ 146,424,090

Income before Minority Interest in
  Earnings, Extraordinary Items and
  Cummulative Effect of Accounting
  Change                                      $  19,366,377       $   18,745,479         $  15,966,409

Minority Interest in Earnings                 $           -       $            -         $           -

Extraordinary Items                           $           -       $            -         $           -

Cumulative Effect of Accounting Change        $           -       $            -         $           -

Net Income                                    $  19,366,377       $   18,745,479         $  15,966,409

Primary Earnings Per Common Share:

  Income before Extraordinary Items
    and Cummulative Effect of Accounting
    Change                                    $        0.90       $         0.87         $        0.74

  Extraordinary Items                         $           -       $            -         $           -

  Cumulative Effect of Accounting Change      $           -       $            -         $           -

  Net Income                                  $        0.90       $         0.87         $        0.74

Total Assets                                  $ 494,549,586       $  308,791,594         $ 301,165,272

Long-Term Debt, net of current maturities     $ 253,949,283       $  110,176,765         $ 110,146,869

Total Stockholders' Equity                    $ 181,875,230       $  162,887,900         $ 147,839,167


ITEM 6.  SELECTED FINANCIAL DATA (Continued)

                                                   1993                1992
Revenues                                     $ 110,053,332        $  82,633,154

Income before Minority Interest in
  Earnings, Extraordinary Items and
  Cummulative Effect of Accounting
  Change                                     $  11,679,991        $   5,756,628

Minority Interest in Earnings                $           -        $    (242,240)

Extraordinary Items                          $    (253,711)       $     793,511

Cumulative Effect of Accounting Change       $    (776,888)       $           -

Net Income                                   $  10,649,392        $   6,307,899

Primary Earnings Per Common Share:

  Income before Extraordinary Items
    and Cummulative Effect of Accounting
    Change                                   $        0.60        $        0.37

  Extraordinary Items                        $       (0.01)       $        0.05

  Cumulative Effect of Accounting Change     $       (0.04)       $           -

  Net Income                                 $        0.55        $        0.42

Total Assets                                 $ 218,050,376        $ 149,518,427

Long-Term Debt, net of current maturities    $  56,875,753        $  50,906,000

Total Stockholders' Equity                   $ 129,838,481        $  86,872,151


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to plans for future expansion, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to construction activities, dependence on existing management, gaming regulations (including actions affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

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

     The Company's sole business is the operation of the Rio, which opened in January 1990. In 1995 and 1996, as part of the Company's three-phased expansion and development plan, the Company entered into agreements for the purchase of approximately 22 acres and 16 acres, respectively, adjacent to the Rio which may be developed into a future hotel/casino project. In addition, the Company owns approximately 64 acres southeast of Las Vegas that is zoned for hotel/casino development. At the present time, management is contemplating the possibility of selling the 64 acre parcel.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net revenues for the Company increased to $219.6 million in 1996 from $193.0 million in 1995, an increase of $26.6 million or 14%. Casino revenues increased $6.9 million, or 7.0%, to $112.4 million in 1996 from $105.5 million in the prior year. An increase in table game revenues of $6.4 million, or 17.7%, to $42.5 million in the current year from $36.1 million in 1995 was the primary component of the increase. Slot machine revenues were $64.2 million in 1996, an increase of $1.2 million, or 1.9%, from 1995 revenues of $63.0 million. Race and sports book revenues were $0.2 million and $0.3 million lower, respectively, in 1996 than in 1995, primarily due to a lower hold percentage in the sports book and a decrease in total wagers in the race book which was negatively impacted by a pricing dispute concerning the live televising of races from California race tracks. Management believes that the increase in table game revenues was attributable to an increase in the number of available and occupied rooms and an average of 14 more table games being available in 1996 compared to 1995. In 1996, management believes that slot machine revenues were negatively impacted by a 12.5% decrease in the average number of slot machines available when compared to 1995 as a result of temporary space limitations due to the Phase V Expansion and casino remodeling projects.

     Room revenues increased by $7.5 million, or 22.2%, to $41.3 million in 1996 from $33.8 million in 1995, primarily due to 365, 184 and 141 new hotel suites being placed into service in February 1995, March 1995 and December 1995, respectively. Hotel occupancy percentage was 94.5% in both years, with 567,332 available room nights in 1996 compared to 494,105 available room nights in the prior year. The average room rate increased to $76.93 in 1996 from $72.18 in 1995.

     Food  and  beverage revenues increased to $70.8  million  in
1996 from $60.0 million in 1995, an increase of $10.8 million  or
18.0%.   Higher average food checks and increased beverage  sales
contributed to this increase.

     Other revenues increased by $3.0 million, or 24.1%, to $15.4 million in 1996 compared to $12.4 million in 1995. Increased telephone revenues from the additional hotel suites, as well as increased merchandise sales, salon revenues and admissions to entertainment activities, were the primary reasons for the increase in other revenues.

     Operating profit as a percentage of net revenue was 17.3% and 19.5% in 1996 and 1995, respectively. Casino operating profit was 49.5% in 1996 compared to 54.5% in 1995. Management believes that the decline in the casino operating margin was due to (i) the change in the ratio between table game revenues, which traditionally have a lower operating margin, and slot machine revenues and (ii) the incurrence of pre-opening marketing and personnel costs associated with the September 1996 opening of the Rio's new Shutters gaming area and the Masquerade Village that opened on February 7, 1997. Food and beverage operating profit was 22.4% and 19.6% for the years ended December 31, 1996 and 1995, respectively. Management believes that this improvement was the result of effective cost controls, a higher average food check, and the increase in the ratio of beverage sales to food sales when comparing the two years. Hotel operating profit was 68.2% in 1996 and 69.2% in 1995. Other operating expenses were 48.8% and 53.7% of other departmental revenues for the years ended December 31, 1996 and 1995, respectively, primarily due to increases in telephone and admissions revenues which do not require significant incremental expense. Selling, general and administrative expenses were 14.4% of net revenues in both years.

     Promotional allowances, which represent the retail value of rooms, food, beverage and other products and services provided to customers without charge, were $20.4 million in 1996 and $18.8 million in 1995. The estimated cost of providing such promotional allowances was $11.4 million and $11.1 million in 1996 and 1995, respectively.

     Depreciation  and  amortization increased $3.4  million,  or
23.8%, to $17.6 million in 1996 compared to $14.2 million in 1995. This increase is attributable to (i) new suites being placed into service during the period from February 1995 through December 1995, and (ii) expanded public and back-of-the-house areas being placed into service during 1995 and 1996. This includes approximately $7.3 million in construction projects placed into service in 1996 which are associated with the Phase V Expansion project.

     Interest expense increased $0.1 million in 1996 to $8.2 million from $8.1 million in 1995. Interest expense in 1996 was reduced by $8.7 million due to the capitalization of interest on amounts expended on the Phase V Expansion project. The $200.0 million Phase V Expansion includes approximately 1,000 new hotel suites, 477 of which opened in late December 1996, and approximately 120,000 of additional casino space, restaurants, retail, and interactive entertainment space, which opened on February 7, 1997. The remainder of the new hotel suites and the Voodoo Lounge and Restaurant on the 41st floor of the new tower are scheduled to open prior to the end of the second quarter of 1997.

     Net income was $19.4 million or $0.90 per share (fully diluted) compared to $0.87 per share (fully diluted) in 1995. As a percentage of pre-tax income, federal income taxes decreased from 36.4% in 1995 to 35.0% in 1996, primarily due to a change in accounting for employee meals which were provided at no cost to employees Prior to the change in accounting for these meals, with this change having been adopted by a majority of Nevada's hotel/casinos, the Internal Revenue Service has alleged that such meals are subject to the 50.0% meals and entertainment disallowance.

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

     Other expenses of the Company increased primarily because of higher interest expense. Borrowing levels increased in 1995 compared to 1994 due to funding costs of the various expansion projects. Also, in July 1995, in anticipation of the funding requirements for the Phase V Expansion, the Company issued $100 million in 105/8 % Senior Subordinated Notes (the "105/8 % Notes"). (See "Item 7. Liquidity and Capital Resources"). The fixed coupon rate of 105/8 % was higher than the floating rate that the Company was paying under the Rio Bank Loan. Consequently, the issuance of these notes resulted in an increase in interest expense. Interest expense for 1995 was reduced by $949,423 because of interest capitalized on amounts expended on the Phase III Expansion, the Phase IV Expansion and the Phase V Expansion. Interest expense for 1994 was reduced by $619,887 because of interest capitalized on amounts expended on the Eastside Expansion and the Phase III Expansion. Other income for 1994 was a one-time gain of $1.1 million related to the resale of two real estate parcels previously owned by the Company. A one-time gain of $966,510 related to the sale of real estate which was sold by the Company to a related party in

December 1991. In April 1994, the real estate was resold to a non-related party. Pursuant to the terms of the sales agreement between the Company and the related party, the Company was entitled to a portion of the resale proceeds, which equaled $966,510, net of expenses. Another one-time gain of $173,500 related to the sale of a second piece of real property owned by the Company until May 1991, when it was sold to a non-related party. Pursuant to the terms of the sales agreement, the Company was entitled to a portion of the resale proceeds or refinancing amount, which equaled $173,500, net of expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1996, cash provided by operating activities was $31.9 million. Investing activities used $183.1 million, including $13.5 million for the purchase of land adjacent to the Rio, $151.5 million for the Phase V Expansion, $2.6 million in connection with the Phase III Expansion, $2.4 million in connection with the Phase IV Expansion and $7.9 million in furniture, equipment and improvement purchases. The cash expenditures on the Phase V Expansion included $6.6 million in capitalized interest, which will be capitalized and depreciated along with the construction costs.

     On February 4, 1997, the Company entered into an agreement with Salomon Brothers Inc and BancAmerica Securities, Inc. (the "Initial Purchasers") for the sale of $125.0 million in principal amount of the Company's 9 1/2% Senior Subordinated Notes Due 2007 (the "9 1/2% Notes"). The 9 1/2% Notes were purchased by the Initial Purchasers for resale to qualified institutional investors. Pursuant to a registration agreement between the Company and the Initial Purchasers, the Company has registered on Form S-4 under the Securities Act of 1933 $125.0 million principal amount of 9 1/2% Senior Subordinated Notes Due 2007 (the "New 9 1/2% Notes") which will be exchanged for the 9 1/2% Notes.

     The net proceeds of the offering, approximately $121.5 million after deducting discounts and offering costs, were applied to the Company's $200.0 million revolving line of credit (the "Rio Bank Loan") with Bank of America National Trust & Savings Association and a syndicate of participating banks. The revolving credit feature of the Rio Bank Loan allows for the Company to pay down and reborrow principal under the Rio Bank Loan as the Company deems appropriate. On February 11, 1997, prior to the application of the $121.5 million received from the sale of the 9 1/2% Notes, the Company had an outstanding balance of $180.0 million under the Rio Bank Loan. After application of the $121.5 million payment on February 11, 1997, the Company had $141.5 million available under the Rio Bank Loan.

     In late 1994, the Company's Board of Directors authorized the Company to make discretionary repurchases of up to 2 million shares of its Common Stock ("Common Stock") from time to time in the open market or otherwise. In 1996, the Company repurchased 144,500 shares of Common Stock at an average cost of $15.37 per share.

     In March 1997, the Company entered into a letter agreement to acquire a 60% interest in a golf course to be located in Henderson, Nevada, at a purchase price of $9 million. The Company is currently reviewing various financing alternatives for this acquisition.

     As of December 31, 1996, the Company's capital commitments include $7.3 million under commitments for the balance of the purchase price and/or option price of certain of the land parcels adjacent to the Rio for which the entire purchase price has not been funded. In addition, as of December 31, 1996, the Company estimates that it will incur approximately $27.6 million to complete the Phase V Expansion, excluding capitalized interest and pre-opening costs. Based upon cash on hand, cash available through borrowings under the Rio Bank Loan and cash from operations, the Company believes that it has adequate cash available to fund the remaining cost of the Phase V Expansion, real estate purchase commitments and operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       RIO HOTEL & CASINO, INC. AND SUBSIDIARIES

                  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                               First           Second          Third
(In thousands except per share data)          Quarter         Quarter         Quarter

1996 <F1>
 Revenues                                     $   55,089      $   54,772      $  53,226
 Operating profit                                 11,402          10,926          8,321
 Net income                                        5,326           5,475          4,266

 Net income per common share <F2>             $     0.25      $     0.25      $    0.20


1995 <F1>

 Revenues                                     $   43,885      $   48,004      $  49,961
 Operating profit                                  8,444           9,398         10,379
 Net income                                        4,512           4,914          4,884

 Net income per common share <F2>             $     0.21      $     0.23      $    0.23

________________________

<F1>    There were no dividends paid in 1996 or 1995.
<F2>    Net income per share calculations for each quarter are based on the weighted average number of common stock and common stock equivalents outstanding during the respective quarters.  Accordingly, the sum of the quarters does not equal the full year income per share for 1995.

                       RIO HOTEL & CASINO, INC. AND SUBSIDIARIES

           SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)


                                              Fourth
(In thousands except per share data)          Quarter          Total

1996 <F1>
 Revenues                                     $   56,494      $  219,581
 Operating profit                                  7,345          37,994
 Net income                                        4,299          19,366

 Net income per common share <F2>             $     0.20      $     0.90


1995 <F1>

 Revenues                                     $   51,108      $  192,958
 Operating profit                                  9,337          37,558
 Net income                                        4,435          18,745

 Net income per common share <F2>             $     0.21      $     0.87

________________________

<F1>    There were no dividends paid in 1996 or 1995.
<F2>    Net income per share calculations for each quarter are based on the weighted average number of common stock and common stock equivalents outstanding during the respective quarters.  Accordingly, the sum of the quarters does not equal the full year income per share for 1995.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
  Rio Hotel & Casino, Inc.:



     We have audited the accompanying consolidated balance sheets of RIO HOTEL & CASINO, INC. (a Nevada corporation) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Hotel & Casino, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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



                                              ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 7, 1997

                   RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                          December 31,
                                                   1996                 1995

                            ASSETS
Current assets:
  Cash and cash equivalents                      $  10,623,094        $  19,992,695
  Accounts receivable, net                           8,690,105            4,313,442
  Federal income taxes receivable                    1,147,106              190,914
  Inventories                                        3,871,345            1,794,850
  Prepaid expenses and other current assets          5,534,895            4,638,090
    Total current assets                            29,866,545           30,929,991

Property and equipment:
  Land and improvements                             51,311,851           37,509,960
  Building and improvements                        196,918,053          192,818,896
  Equipment, furniture and improvements             72,052,458           68,500,267
  Less: accumulated depreciation                   (60,501,211)         (46,707,850)
                                                   259,781,151          252,121,273
  Construction in progress                         190,210,277           17,173,483
    Net property and equipment                     449,991,428          269,294,756

Other assets, net                                   14,691,613            8,566,847

                                                 $ 494,549,586        $ 308,791,594


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt           $     352,239        $      25,252
  Accounts payable                                   5,854,830            4,562,132
  Accrued expenses                                  11,967,407            9,136,226
  Accounts payable - related party                  19,604,470            6,641,506
  Accrued interest                                   7,072,067            4,726,915
    Total current liabilities                       44,851,013           25,092,031

Non-current liabilities:
  Long-term debt, less current maturities          253,949,283          110,176,765
  Deferred income taxes                             13,874,060           10,634,898
    Total non-current liabilities                  267,823,343          120,811,663

    Total liabilities                              312,674,356          145,903,694

Stockholders' equity:
  Common stock, $0.01 par value;
   100,000,000 shares authorized;
   21,170,441 and 21,139,146 shares
   issued and outstanding                              211,705              211,392
  Additional paid-in capital                       113,140,798          113,520,158
  Retained earnings                                 68,522,727           49,156,350
    Total stockholders' equity                     181,875,230          162,887,900

                                                 $ 494,549,586        $ 308,791,594

             See Accompanying Notes to Consolidated Financial Statements

                 RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                                     For the Year Ended December 31,
                                              1996                  1995                 1994
Revenues:
  Casino                                $ 112,458,824         $ 105,546,531         $ 87,164,738
  Room                                     41,346,275            33,826,095           19,261,477
  Food and beverage                        70,789,839            60,009,994           47,648,778
  Other                                    15,369,085            12,386,275            7,235,891
  Less casino promotional allowances      (20,382,531)          (18,810,726)         (14,886,794)

                                          219,581,492           192,958,169          146,424,090

Expenses:
  Casino                                   56,825,539            48,071,953           38,696,281
  Room                                     13,134,549            10,413,883            6,631,787
  Food and beverage                        54,899,850            48,257,881           38,795,127
  Other                                     7,496,518             6,646,950            4,959,250
  Selling, general and administrative      31,610,710            27,777,901           20,550,142
  Depreciation and amortization            17,620,555            14,231,307           10,863,844

                                          181,587,721           155,399,875          120,496,431

Operating profit                           37,993,771            37,558,294           25,927,659

Other income (expense):
  Interest expense                         (8,215,285)           (8,105,680)          (1,923,237)
  Other income                                      -                     -            1,140,010

                                           (8,215,285)           (8,105,680)            (783,227)

Income before income tax provision         29,778,486            29,452,614           25,144,432

Income tax provision                      (10,412,109)          (10,707,135)          (9,178,023)

Net income                              $  19,366,377         $  18,745,479         $ 15,966,409

Earnings per common share:
  Primary:
    Net income                          $        0.90         $        0.87         $       0.74
    Weighted average number of common
     shares outstanding                    21,528,006            21,591,325           21,720,121

  Fully diluted:
    Net income                          $        0.90         $        0.87         $       0.74
    Weighted average number of common
     shares outstanding                    21,533,857            21,592,769           21,720,381

                     See Accompanying Notes to Consolidated Financial Statements

                           RIO HOTEL & CASINO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Common Stock
                                                 Number
                                               Of Shares             Amount
Balance, December 31, 1993                      21,147,796         $ 211,478
Tax benefit of stock options exercised
Exercise of stock options                          223,550             2,236
Net income for the year
Compensation expense for stock options
  granted in 1993

Balance, December 31, 1994                      21,371,346           213,714
Tax benefit of stock options exercised
Exercise of stock options                          198,300             1,983
Repurchase of common stock                        (430,500)           (4,305)
Common stock offering costs
Net income for the year
Compensation expense for stock options
  granted in 1993

Balance, December 31, 1995                      21,139,146           211,392
Tax benefit of stock options exercised
Exercise of stock options                          175,795             1,758
Repurchase of common stock                        (144,500)           (1,445)
Net income for the year
Compensation expense for stock options
  granted in 1993

Balance, December 31, 1996                      21,170,441         $ 211,705

                   See Accompanying Notes to Consolidated Financial Statements


                         RIO HOTEL & CASINO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

                                               Additional                                  Total
                                                 Paid-In             Retained           Stockholders'
                                                 Capital             Earnings               Equity

Balance, December 31, 1993                  $ 115,182,541        $  14,444,462         $ 129,838,481
Tax benefit of stock options exercised            886,132                                    886,132
Exercise of stock options                       1,003,934                                  1,006,170
Net income for the year                                             15,966,409            15,966,409
Compensation expense for stock options
  granted in 1993                                 141,975                                    141,975

Balance, December 31, 1994                    117,214,582           30,410,871           147,839,167
Tax benefit of stock options exercised            632,601                                    632,601
Exercise of stock options                         965,467                                    967,450
Repurchase of common stock                     (5,381,920)                                (5,386,225)
Common stock offering costs                         1,801                                      1,801
Net income for the year                                             18,745,479            18,745,479
Compensation expense for stock options
  granted in 1993                                  87,627                                     87,627

Balance, December 31, 1995                    113,520,158           49,156,350           162,887,900
Tax benefit of stock options exercised            570,283                                    570,283
Exercise of stock options                       1,161,152                                  1,162,910
Repurchase of common stock                     (2,219,155)                                (2,220,600)
Net income for the year                                             19,366,377            19,366,377
Compensation expense for stock options
  granted in 1993                                 108,360                                    108,360

Balance, December 31, 1996                  $ 113,140,798        $  68,522,727         $ 181,875,230

                     See Accompanying Notes to Consolidated Financial Statements

                         RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Year Ended December 31,
                                                           1996             1995             1994

Cash flows from operating activities:
  Net income                                          $  19,366,377     $  18,745,479    $  15,966,409
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Compensation expense recognized from
      stock option grant                                    108,360            87,627          141,975
     Depreciation and amortization                       17,620,555        14,231,307       10,863,844
     Provision for uncollectible accounts                   292,138         1,002,463          512,999
     Deferred income taxes                                2,198,017         3,122,621        1,693,101
     (Increase) decrease in assets:
       Accounts receivable                               (4,668,801)       (2,026,109)        (790,677)
       Inventories                                       (2,076,495)         (416,252)        (510,231)
       Prepaid expenses and other current assets         (1,106,609)          659,627         (827,476)
       Phase V pre-opening costs                         (5,152,980)                -                -
       Other, net                                        (1,158,860)         (843,335)      (2,881,750)
     Increase (decrease) in liabilities:
       Accounts payable                                   1,292,699         2,136,487         (522,443)
       Accrued federal income tax                                 -                 -          546,142
       Accrued expenses                                   2,831,182         1,305,520        1,306,086
       Accrued interest                                   2,345,152         4,375,051          297,896

Net cash provided by operating activities                31,890,735        42,380,486       25,795,875

Cash flows from investing activities:
  Purchase of land and improvements                     (13,522,603)      (12,781,239)               -
  Purchase of equipment, furniture and
    improvements                                       (169,539,111)      (63,326,652)     (66,053,542)

Net cash used in investing activities                  (183,061,714)      (76,107,891)     (66,053,542)

Cash flows from financing activities:
  Proceeds from borrowings                              143,000,000        10,000,000       60,014,175
  Net proceeds from issuance of senior
    subordinated notes                                            -        96,750,244                -
  Net proceeds from common stock issuance                 1,162,910           969,251        1,022,700
  Costs paid in connection with prior common stock
    offering and stock exchange rights                            -                 -         (119,529)
  Payments on notes and loans payable                      (140,932)     (125,039,428)         (18,358)
  Repurchase of common stock                             (2,220,600)       (5,386,225)               -

Net cash provided by (used in) financing activities     141,801,378       (22,706,158)      60,898,988

Net increase (decrease) in cash and cash equivalents     (9,369,601)      (56,433,563)      20,641,321
Cash and cash equivalents, beginning of year             19,992,695        76,426,258       55,784,937

Cash and cash equivalents, end of year                $  10,623,094     $  19,992,695    $  76,426,258

                      See Accompanying Notes to Consolidated Financial Statements

            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Rio Hotel & Casino, Inc., a Nevada corporation, and its wholly owned subsidiaries, each of which is a Nevada corporation, Rio Properties, Inc. ("Rio Properties," which owns and operates the Rio Suite Hotel & Casino (the "Rio") in Las Vegas, Nevada); Rio Development Company, Inc. (formerly MarCor Development Company, Inc.); Rio Resort Properties, Inc. (formerly MarCor Resort Properties, Inc.); Rio Leasing, Inc. and Rio Properties' wholly owned subsidiaries, Cinderlane, Inc. and HLG, Inc.

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

     CAPITALIZATION OF INTEREST

     The Company capitalizes interest on funds disbursed during the active construction phases of real estate development and other major projects. Interest capitalized during the years ended December 31, 1996, 1995, and 1994 was $8.7 million, $0.9 million and $0.6 million, respectively.

     CASH AND CASH EQUIVALENTS

     The Company classifies as cash equivalents all highly liquid debt instruments with a maturity of three months or less when purchased. Cash equivalents are carried at cost which approximates fair value.

     PROPERTY AND EQUIPMENT

     Land and improvements, building and improvements, and equipment, furniture and improvements are stated at cost. Approximately $23.8 million has been invested in land and improvements immediately adjacent to the Rio which may be developed at some time in the future.

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

     PREOPENING COSTS

     Preopening costs consist principally of direct incremental personnel costs and other associated expenses. These costs are capitalized prior to the opening of the specific project and are charged to expense at the commencement of the operations. At December 31, 1996, preopening costs included in noncurrent assets on the consolidated balance sheet were $5.2 million.

     IMPAIRMENT

     Management reviews existing information and analyses of the Company and its operations as well as indicators of impairment (such as dramatic changes in the manner in which an asset is used or forecasts showing lack of long-term profitability) to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of its fixed assets can be recovered. Upon a determination that the carrying value of an asset will not be recovered from its future undiscounted cash flows, the carrying value of that asset would be considered impaired and will be reduced by a charge to operations in the amount of the impairment. Impairment is measured as any deficiency between estimated discounted future cash flows generated by the fixed assets and the carrying value related to those assets.

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

     REVENUE AND PROMOTIONAL ALLOWANCES

     Casino revenues represent the net win from gaming wins and losses. The retail value of rooms, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

                                    For the Year Ended December 31,
                                   1996          1995         1994
     Room                        $1,808,138    $1,940,936   $1,273,154
     Food and beverage            9,429,800     9,020,152    7,823,819
     Other operating expenses       206,163       104,921       44,888
                                $11,444,101   $11,066,009   $9,141,861

     EARNINGS PER SHARE

     Earnings per common share are computed on the basis of the weighted average number of common shares and common stock equivalents outstanding during the period.

     HEDGING TRANSACTION

     The Company was a party to an interest rate swap agreement and has purchased an interest rate cap (Note 6). Any net payments made or received by the Company in connection with this interest rate swap agreement or interest rate cap, or any other hedging transaction that the Company may enter into, has been classified as cash flows from operating activities on the consolidated statement of cash flows.

     The premiums paid for the interest rate cap agreement are amortized to interest expense over the shorter of the original life of the debt or the term of the cap. Unamortized premiums are included in other assets in the consolidated balance sheet. Accounts receivable under the agreements are accrued as a reduction of interest expense. Amounts payable under the interest rate swap agreement would have been included in interest expense.

     INCOME TAXES

     Effective January 1, 1993, the Company implemented the provisions of SFAS 109. SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

2.   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents at December 31, 1996 and 1995 include approximately $3 million and $10 million, respectively, in overnight repurchase agreements with a bank. These items are recorded at cost which approximates market value and are considered cash equivalents for purposes of the consolidated statements of cash flows.

3.   CONSOLIDATED STATEMENTS OF CASH FLOWS

     The following supplemental disclosures are provided as part of the consolidated statements of cash flows:

                                                    For the Year Ended December 31,
                                                    1996         1995         1994
    Cash payments made for interest (net of
     amounts capitalized)                         $4,773,537   $3,904,540   $1,919,556

    Cash payments made for income taxes           $8,600,000   $7,100,000   $6,240,000

    Non-cash financing and investing activities:

     Purchase of property and equipment
      financed through payables                  $19,604,470   $6,556,126  $10,026,210

     Purchase of property and equipment
      through assumption of long-term debt          $140,435      $62,042     $  - - -


                                                    For the Year Ended December 31,
                                                    1996         1995         1994
     Tax benefit arising from exercise of
      stock options under the Company's
      Non-Statutory Stock Option Plan              $570,283     $632,601     $886,132



4.   ACCOUNTS RECEIVABLE

     Components of accounts receivable are as follows:

                                                     December 31,
                                               1996                1995
    Casino                                  $6,318,124          $3,267,244
    Hotel                                    3,244,388           1,757,640
    Other                                      244,423             113,250
                                             9,806,935           5,138,134
    Less allowance for doubtful accounts    (1,116,830)           (824,692)
                                            $8,690,105          $4,313,442



5.   ACCRUED EXPENSES

     Components of accrued expenses are as follows:

                                                     December 31,
                                               1996                1995
     Accrued salaries, wages and
      related benefits                      $5,615,310          $4,065,736
     Progressive slot machines and
      other gaming accruals                  2,862,652           2,532,964
     Accrued gaming taxes                    1,646,333           1,714,232
     Other accrued liabilities               1,843,112             823,294
                                           $11,967,407          $9,136,226


6.   LONG-TERM DEBT (SEE NOTE 11:  SUBSEQUENT EVENT)

     Long-term debt consists of the following:

                                                     December 31,
                                               1996                1995
     Rio  Bank  Loan,  originally  a
     $65 million  revolving   credit
     facility, which was amended  to
     be  a  $200  million  revolving
     credit  facility with  interest
     equal to the Eurodollar Rate or
     the  Base Rate, plus a  margin.
     The  loan  matures on June  30,
     2001 and is collateralized by a
     first  deed  of  trust  on  Rio
     Properties'   real    property,
     equipment and improvements.            $153,000,000        $ 10,000,000

     10   5/8%  Senior  Subordinated
     Notes,  interest  only  payable
     semi-annually;  principal   due
     July 15, 2005.                          100,000,000         100,000,000

     Other                                     1,301,522             202,017
                                             254,301,522         110,202,017
            Less current maturities             (352,239)            (25,252)
                                            $253,949,283        $110,176,765


     The prime interest rate quoted by the Company's primary lenders at December 31, 1996 and 1995 was 8.25% and 8.50%, respectively.

     At  December 31, 1996, the three month Eurodollar  Rate  was
     5.5625%.   The  margin  on  the  Company's  Eurodollar  Rate
     borrowings at December 31, 1996 was 2.50%.

     The Rio Bank Loan was originally entered into on July 15, 1993 in the amount of $65 million with a syndicate of banks led by Bank of America National Trust Savings and
     Association  ("Bank  of America NT&SA").   As  a  result  of
     certain amendments, the Rio Bank Loan was increased in varied increments to $200 million in June 1996. As amended, the Rio Bank Loan is a secured reducing revolving credit facility to be used (a) to refinance the pre-amendment Rio Bank Loan, (b) to finance the Phase V Expansion, (c) to finance the acquisition of land adjacent to the Rio for up to $35 million, and (d) for general corporate purposes.

     The Rio Bank Loan matures on June 30, 2001 and bears interest based upon a "LIBOR Spread" of from 1% to 3%, or a "Base Rate Spread" of from 0% to 2.0% based upon a schedule determined with reference to the "Funded Debt to EBITDA Ratio" (as defined) of Rio Properties. The "LIBOR Spread" is the amount in excess of the applicable LIBOR rate which is the London Interbank Offer Rate established in the London interbank market. The "Base Rate Spread" is the amount in excess of the applicable base rate, which is the rate per annum equal to the higher of the reference rate as it is publicly announced from time to time by Bank of America NT&SA or 0.50% per annum above the latest Federal Funds rate. The Rio Bank Loan also provides for an unused facility fee ranging from 31.25 basis points to 50.0 basis points depending upon the same Funded Debt to EBITDA ratio schedule utilized for the interest rate. (A basis point is one one-hundredth of one percent.) The Rio Bank Loan requires monthly payments of interest and will require scheduled reductions of the maximum amount available under the Rio Bank Loan commencing with a $10 million reduction at December 31, 1997, a $7.5 million reduction at the end of each quarter during 1998, a $10.0 million reduction at the end of each quarter during 1999, a $12.5 million reduction at the end of each quarter during 2000, and a $35 million reduction at March 31, 2001 and maturity at June 30, 2001.

     The Rio Bank Loan includes certain covenants that, among other things, restrict the Company's ability to pay dividends and make certain other restricted payments; incur additional indebtedness; grant liens, other than permitted liens; and sell material assets. The Rio Bank Loan also requires the Company to maintain certain financial ratios, including interest coverage and leverage ratios, and not to exceed certain fixed ratios of Senior Indebtedness to earnings before interest expense, income taxes, depreciation and amortization and extraordinary items. The Rio Bank Loan further limits capital expenditures without consent of the lender.

     The 10 5/8% Senior Subordinated Notes (the "10 5/8% Notes") are unconditionally guaranteed on a senior subordinated basis by Rio Properties. The 10 5/8% Notes are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture, the "Indenture") of the Company and are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company's subsidiaries.

     The 10 5/8% Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after July 15, 2000, at the redemption prices set forth in the Indenture. Upon a change in control of the Company (as defined in the Indenture), each holder of 10 5/8% Notes will have the right to require the Company to repurchase all or part of such holder's 10 5/8% Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Indenture contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to incur additional indebtedness, pay dividends or make other distributions, make investments, repurchase subordinated obligations or capital stock, create certain liens (except, among others, liens securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets of the Company or its subsidiaries, issue or sell subsidiary stock, create or permit to exist restrictions on distributions from subsidiaries, or enter into certain mergers and consolidations.

     To reduce the risks from interest rate fluctuations, the Company entered into interest rate swap agreements in the amount of $20 million from September 30, 1994 through December 29, 1995 and $15 million from December 29, 1995 through its expiration on June 28, 1996. In August 1994, the Company purchased a $40 million interest rate cap, effective September 30, 1994, for a three-year term, which provided for quarterly payments to the Company in the event that three-month LIBOR exceeded 7% on any quarterly reset date. The Company is exposed to credit risks in the event of non-performance by the counterparty. At December 31, 1996, the potential maximum credit risk amounted to $199,000, which is the carrying value of the unamortized premium. However, the Company does not anticipate non-performance by the counterparty. The counterparty under these agreements is Bank of America NT&SA, the lead bank in the syndicate participating in the Rio Bank Loan. Management believes that the financial resources of Bank of America NT&SA and its competitive position within the national banking industry significantly reduce the chances of non-performance under the interest rate cap agreement.

     At December 31, 1996 the interest rate cap agreement had a negligible fair market value. The estimated fair market value of the Company's 10 5/8% Notes at December 31, 1996 was approximately $106 million, versus its book value of $100 million. The estimated fair market value is based on the quoted market price on that date.

     As a result of entering into interest rate swap agreements and cap agreements, the Company has recognized interest expense of $208,859, $18,638, and $83,833 for the years ended December 31, 1996, 1995 and 1994, respectively. The impact of these hedging activities on the Company's weighted average borrowing rate was an increase of approximately
     0.22%, 0.03% and 0.26% for the years ended December 31, 1996, 1995 and 1994, respectively.

     For the years ended December 31, 1996, 1995 and 1994, there were no deferred gains or losses relating to terminated interest rate swap and interest rate cap agreements.

     The revolving credit feature of the Rio Bank Loan allows the Company to pay down and reborrow principal under the revolving credit facility as the Company deems appropriate. The Company borrowed $10 million on December 29, 1995 and repaid $9 million on January 2, 1996 under the terms of the Rio Bank Loan. The Company had $47 million and $165 million available under the Rio Bank Loan at December 31, 1996 and 1995, respectively.

     As of December 31, 1996, annual maturities of notes and loans payable are as follows:


          YEAR ENDING
       December 31, 1997                     $    352,239
       December 31, 1998                          371,331
       December 31, 1999                       43,264,413
       December 31, 2000                       50,046,144
       December 31, 2001                       60,047,317
       Thereafter                             100,220,078
                                             $254,301,522


     The following assets collateralize bank loans payable:

                                                     December 31,
                                               1996                1995
     Building and improvements              $196,918,053        $192,818,896
     Equipment, furniture and
     improvements                             72,052,458          68,500,267
     Land and improvements                    35,345,485          33,676,354
     Construction in progress                190,210,277          17,173,483
                                            $494,526,273        $312,169,000



7.   INCOME TAXES

     The provision for income taxes consisted of the following:

                                    For the Year Ended December 31,
                                   1996           1995          1994
    Current                     $8,214,092     $7,681,015    $6,643,993
    Deferred                     2,198,017      3,026,120     2,534,030
                               $10,412,109    $10,707,135    $9,178,023


     The following schedule reconciles the Company's effective tax rate to the statutory rate:

                                            For the Year Ended December 31,
                                            1996          1995         1994

    Statutory rate                          35.0%         35.0%        35.0%
    Depreciation on premium allocated
     in subsidiary partnership exchange      0.2%          0.4%         0.5%
    Disallowance for tax purposes of
     certain meals, travel and
     entertainment expenses                  0.2%          1.5%         1.2%
    Other                                   (0.4)%        (0.5)%       (0.2)%

    Effective rate                          35.0%         36.4%        36.5%


     During 1994, the Company utilized all remaining alternative minimum tax credit carryforwards.

     The  Company's deferred tax assets (liabilities) at December
     31, 1996 consisted of the following:

                                               Current           Non-Current
    Depreciation and amortization           $      ---          $(11,539,037)
    Deferred employee benefits                 581,000                   ---
    Bad debt expense                           390,890                   ---
    Preopening costs - Phase V
     Expansion                                     ---            (1,275,043)
    Other deferred tax items, net              728,019            (1,059,980)
                                            $1,699,909          $(13,874,060)


     The   Company's   deferred  tax  assets   (liabilities)   at
     December 31, 1995 consisted of the following:

                                               Current           Non-Current
     Depreciation and amortization            $    ---          $(11,399,852)
     Deferred employee benefits                370,122                   ---
     Bad debt expense                          288,642                   ---
     Other deferred tax assets, net                ---               764,954
                                              $658,764          $(10,634,898)


     The current portion of the Company's net deferred tax assets is included on the consolidated balance sheets under the heading prepaid expenses and other current assets.

     The Company has determined that it is probable that the full amount of the tax benefit from the deferred tax assets will be realized and therefore, has not recorded a valuation allowance to reduce the carrying value of the deferred tax assets.

8.   COMMITMENTS AND CONTINGENCIES

     Effective January 1, 1991, Rio Properties maintains an employee profit sharing plan for all employees who have accredited service. Contributions to the plan are discretionary and cannot exceed amounts permitted under the Internal Revenue Code. Contributions of $376,736, $278,835, and $215,039 have been authorized and charged to income for the years ended December 31, 1996, 1995, and 1994, respectively.

     In the normal course of business, the Company is involved with various negotiations and legal matters. In addition, Rio Properties is a potential defendant in various personal injury allegations. Management is of the opinion that the effect of these matters is not material to the consolidated financial statements.

9.   STOCKHOLDERS' EQUITY

     COMMON STOCK

     During 1996, the Company issued 175,795 shares of Common Stock at exercise prices ranging from $3.00 per share to $15.63 per share pursuant to stock options previously granted under the Company's Non-Statutory Stock Option Plan ("NSOP").

     During 1996, the Company repurchased 144,500 shares of Common Stock from time to time in the open market at a total cost of $2.2 million. The repurchased shares of Common
     Stock were retired.

     During  1995,  the Company issued 198,300 shares  of  Common
     Stock at exercise prices ranging from $3.00 per share to $14.25 per share pursuant to options previously granted under the Company's NSOP.

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

     STOCK OPTIONS

     The Company has various stock option plans under which options may be granted to officers, outside directors, employees, agents or independent contractors of the Company. The options granted typically vest ratably over 5 years, with an expiration 10 years from date of issuance.

                                                       For the Year Ended December 31,
                                                    1996           1995            1994

    Options outstanding, beginning of year         1,853,850      1,999,050       1,957,800
    Granted                                          828,000        294,000         337,500
    Exercised                                       (175,795)      (198,300)       (223,550)
    Forfeited                                       (116,500)      (240,900)        (72,700)
    Options outstanding, end of year               2,389,555      1,853,850       1,999,050

    Options available for grant at end of year     1,484,300        259,400         212,500
    Options exercisable at end of year               996,755        894,717         586,050
    Average exercise price of options
     exercised during the year                        $ 6.62         $ 5.21          $ 4.57
    Average exercise price of options
     outstanding at end of year                       $13.59         $10.63          $ 7.04
    Average exercise price of options
     granted during the year                          $15.43         $13.01          $12.56
    Average exercise price of options
     forfeited during the year                        $14.04         $12.43          $12.33


     The Company has granted 2,879,500 options at exercise prices ranging from $3.00 to $15.625 per share to key officers and employees under the Company's NSOP. As of December 31, 1996, 870,045 options had been exercised and 462,300 options had been forfeited, resulting in 1,547,155 options outstanding and 227,300 options available to be granted under the NSOP.

     Under the Directors Stock Option Plan, as amended, options to purchase up to 200,000 shares of common stock may be granted to non-employee directors. The option exercise price is 100% of the fair market value of the common stock on the date of grant. As of December 31, 1996, 123,000 options had been granted at exercise prices ranging from $3.00 per share to $16.625 per share, 30,000 options had been exercised and 22,000 options had been forfeited, resulting in 71,000 options outstanding and 99,000 options available to be granted.

     Under the 1995 Long-Term Incentive Plan, options to purchase up to 2,000,000 shares of the Company's common stock may be granted to executive officers, key employees, and outside consultants of the Company. The options exercise price is equal to the last reported sale price of the common stock on the date of the grant. As of December 31, 1996, 850,000 options had been granted at exercise prices ranging from $15.50 to $16.75 per share. A total of 8,000 options had been forfeited, resulting in 842,000 options outstanding and 1,158,000 options available to be granted.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the plans. Accordingly, no compensation expense has been recognized for the stock options. FASB Statement 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair market value of options on the dates of grant in 1996 and 1995 using the Black-Scholes option-pricing model with the following assumptions: (i) no dividends, (ii) expected volatility of 37% for both years, (iii) risk free interest rate of 6.06% and 5.68% for 1996 and 1995, respectively, (iv) and expected lives of four years, the effect on net income and earnings per share would be as follows:

                                                     Year Ended December 31,
                                                     1996               1995
     Net income - As reported                     $19,366,377        $18,745,479
              - Proforma                          $18,286,839        $18,692,445

     Primary Earnings per share - As reported        $0.90              $0.87
              - Proforma                             $0.86              $0.87

     Fully diluted EPS - As reported                 $0.90              $0.87
              - Proforma                             $0.86              $0.87


     The weighted average fair market value of options granted in 1996 and 1995 were $2.49 and $4.83, respectively.

10.  RELATED PARTY TRANSACTIONS

     The Company contracted with two affiliates of the Company's largest stockholder for the design and construction of a 41-story hotel tower containing approximately 1,000 suites (the "Phase V Expansion") for a total of approximately $200.0
     million.   As  of  December  31,  1996,  the   Company   had
     capitalized  $174.3   million   in  connection   with  these
     contracts.    As   of December  31,  1996,  $19.4 million is
     included in current liabilities on the Company's consolidated balance sheet in connection with these construction and design contracts.

     The Company contracted with two affiliates of the Company's largest stockholder for the design and construction of three previous expansion projects, the 437 new suite Eastside Expansion for a total of $57.6 million, the 549 new suite Phase III Expansion for a total of $64.2 million, and the 141 new suite Phase IV Expansion for a total of $18.8 million. Each of these expansions included the addition of new public and back-of-the-house areas and improvements.

     In December 1991, the Company sold non-Rio real estate to an affiliate of the Company's largest stockholder. In April 1994, the affiliated entity sold the real estate to a non-related party. Pursuant to the terms of the sales agreement, the Company was entitled to a portion of the sales proceeds which equaled $966,510, net of expenses.

     An affiliate of the Company's largest stockholder provided real estate brokerage services to the Company in connection with the purchase of the 31 acres adjacent to the Rio and the acquisition of the options to purchase an additional seven acres. Fees paid in connection with these property acquisitions, including reimbursement of expenses, were $999,910 and $878,428 for the years ended December 31, 1996 and 1995, respectively. Nominal amounts were paid by the Company to the affiliate for similar purposes during 1994. Expense reimbursements were generally reimbursed at the affiliate's cost, and real estate brokerage commissions are believed to be on terms at least as favorable as would have been obtained from non-affiliated parties.

     Two director/officers of the Company are associated with affiliated entities as noted above which render various architectural and construction services for the Company. The Company paid these entities, in the aggregate, approximately $147.9 million, $51.0 million, and $50.4 million during the years ended December 31, 1996, 1995, and 1994, respectively, for their services.

     Entities in which a director of the Company is the principal stockholder and the executive officer received commissions from the Company totaling approximately $122,000, $159,000 and $125,000 for the years ended December 31, 1996, 1995, and 1994, respectively, arising out of the acquisition of various insurance coverages by the Company.

     The Company believes that the transactions described above are on terms at least as favorable as would have been obtained from non-related parties.

11.  SUBSEQUENT EVENT

     On February 4, 1997, the Company entered into an agreement with Salomon Brothers Inc and BancAmerica Securities, Inc. (the "Initial Purchasers") for the sale by the Company of $125 million in principal amount of the Company's 9 1/2% Senior Subordinated Notes Due 2007 (the "9 1/2% Notes"). The 9 1/2% Notes were purchased by the Initial Purchasers for resale to qualified institutional investors. The net proceeds from the sale of the 9 1/2% Notes (approximately $121.5 million after the deduction of a 2.75% discount to the Initial Purchasers and offering expenses of approximately $0.1 million), were used to reduce amounts outstanding under the Rio Bank Loan, thereby increasing the amount available under the Rio Bank Loan by the same amount. Pursuant to a registration agreement between the Company and the Initial Purchasers, the Company will register on Form S-4 under the Securities Act of 1933 $125 million principal amount of 9 1/2% Senior Subordinated Notes Due 2007 (the "New Notes") which will be exchanged for the 9 1/2% Notes (the 9 1/2% Notes and the New Notes are collectively referred to as the "Subordinated Notes").

     The Subordinated Notes were issued under an indenture (the "New Indenture") dated February 11, 1997 among the Company, Rio Properties and IBJ Schroder Bank & Trust Company, as trustee. The following summary of certain provisions of the New Indenture does not purport to be complete and is subject to the provisions of the New Indenture and the Subordinated Notes. Capitalized terms not otherwise defined have the same meanings assigned to them in the New Indenture.

     The Subordinated Notes mature on April 15, 2007. Interest payment dates under the Subordinated Notes are April 15 and October 15, commencing April 15, 1997. Together with the 10 5/8% Notes, the Subordinated Notes are unconditionally guaranteed (the "Rio Guarantee") on a senior subordinated basis by Rio Properties. The Subordinated Notes are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the New Indenture) of the Company and are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company's subsidiaries. The Rio Guarantee is subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the New Indenture) of Rio Properties and is structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of Rio Properties' subsidiaries.

     The Subordinated Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after April 15, 2002, at the redemption prices set forth in the New Indenture, plus accrued and unpaid interest, if any, through the redemption date. The Subordinated Notes will be redeemed from any holder or beneficial owner of the
     Subordinated Notes which is required to be found suitable and is not found suitable by the Nevada Gaming Commission.

     Upon a Change of Control of the Company (as defined in the New Indenture), each holder of Subordinated Notes will have the right to require the Company to repurchase all or part of such holder's Subordinated Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The Company's obligation to repurchase the Subordinated Notes is guaranteed on a senior subordinated basis by Rio Properties. The New Indenture contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the New Indenture) to incur additional indebtedness, pay dividends or make other distributions, make investments, repurchase subordinated obligations or capital stock, create certain liens (except, among others, liens securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets of the Company or its subsidiaries, issue or sell subsidiary stock, create or permit to exist restrictions on distributions from subsidiaries, or enter into certain mergers and consolidations.

12.  DEBT GUARANTEE

     Summarized financial information is provided below for Rio Properties, the Company's principal wholly-owned operating subsidiary, as sole guarantor to the Company's $100.0 million 10 5/8% Senior Subordinated Notes Due 2005 and the $125.0 million 9 1/2% Senior Subordinated Notes due 2007 which are pari passu under the guarantee (see Footnote 11 - Subsequent Event). The two Subordinated Note issues are fully and unconditionally guaranteed by Rio Properties and are subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company's subsidiaries.

     Summarized financial statements of Rio Properties have not been prepared since the assets, pre-tax income and parents' net investment in the non-guarantor subsidiaries on an individual and combined basis are inconsequential. In addition, the Company's operations or assets other than its investment in its subsidiaries are inconsequential. The difference in net equity between the Company and Rio Properties is principally a result of the Company's purchase in 1990 and 1992 of minority interests in a subsidiary, resulting in the payment of premiums of approximately $13.7 million and $1.3 million, respectively. The premiums were allocated by the Company, based on fair market values, among land, building and equipment, furniture and improvements.

                                           As of and for the Year Ended December 31,
                                          1996                 1995              1994
     Current assets                    $30,139,122         $29,995,415         $85,120,465
     Non-current assets                448,469,956         262,320,009         199,788,372
     Current liabilities                56,301,870          33,216,257          44,662,313
     Non-current liabilities           253,949,282         110,176,765         110,146,869
     Revenues                          219,577,608         192,537,954         146,299,304
     Operating profit                   37,959,885          37,138,205          25,726,349
     Income before income taxes         29,744,600          29,451,596          23,925,361
     Net Income                         19,327,165          18,733,318          15,174,014



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of stockholders on May 22, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of stockholders on May 22, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of stockholders on May 22, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of stockholders on May 22, 1997.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

          (a)  1.   FINANCIAL STATEMENTS

                    Included in Part II of this report:

                    Consolidated Balance Sheets  at December  31,
                    1996 and December 31, 1995.

                    Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994.

                    Consolidated   Statements   of  Stockholders'
                    Equity  for  the  Years  Ended  December  31,
                    1996, 1995 and 1994.

                    Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and
                    1994.

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

          (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed by the Company during the quarter ended December 31, 1996.

ITEM 14.  EXHIBITS

NUMBER  EXHIBIT DESCRIPTION

3.01 Amended and Restated Articles of Incorporation of Rio Hotel & Casino, Inc. filed July 19, 1994, are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-Q for the Quarter Ended June 30, 1994, Part II, Item 6(a), Exhibit 4.01.

3.02 Amended and Restated Bylaws of Rio Hotel & Casino, Inc., certified March 20, 1997.

4.01 Specimen common stock certificate for the common stock of Rio Hotel & Casino, Inc. is incorporated herein by reference from the Company's (SEC File No. 333-869) Registration Statement on Form S-3 filed on February 12, 1996, Part II, Item 15, Exhibit 4.03.

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

4.07 Rio Hotel & Casino, Inc. 1995 Long-Term Incentive Plan, as amended March 20, 1997.

4.08 Credit Agreement among Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Lenders, and Rio Properties, Inc., as Borrower, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America National Trust and Savings Association, in the amount of $9,692,307.70 dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America Nevada, in the amount of $3,230,769.23, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of Societe Generale, in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of NBD Bank, N.A., in the amount of $6,461,538.46, dated July 15,
        1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of First Security Bank of Idaho, N.A., in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Nevada, N.A., in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of U.S. Bank of Nevada, in the amount of $3,230,769.23, dated July 15, 1993; Line B Note executed by Rio
        Properties, Inc., as Borrower, in favor of Bank of America National Trust and Savings Association, in the amount of $5,307,692.30 dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America Nevada, in the amount of $1,769,230.77, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Nevada, N.A., in the amount of $3,538,461.54, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of First Security Bank of Idaho, N.A., in the amount of $3,538,461.54, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of NBD Bank, N.A., in the amount of $3,538,461.54, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of Societe Generale, in the amount of $3,538,461.54, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of U.S. Bank of Nevada, in the amount of $1,769,230.77, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America National Trust and Savings Association, in the amount of $15,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America Nevada, in the amount of $5,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Nevada, N.A., in the amount of $10,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Idaho, N.A., in the amount of $10,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of NBD Bank, N.A., in the amount of $10,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of Societe Generale, in the amount of $10,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of U.S. Bank of Nevada, in the amount of $5,000,000, dated July 15, 1993; Security Agreement executed by Rio Properties, Inc., as Debtor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Secured Party, dated July 15, 1993; Construction Deed of Trust With Assignment of Rents and Fixture Filing among Rio Properties, Inc., as Trustor, Equitable Deed Company, as Trustee, and Bank of America National Trust and Savings Association, as agent for itself and the other financial institutions, as Beneficiary, dated July 15, 1993; Unsecured Indemnity Agreement executed by Rio Properties, Inc., as Indemnitor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, dated July 15, 1993; Guaranty executed by Rio Hotel & Casino, Inc., as Guarantor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Guaranteed Parties, dated July 15, 1993; and, Parent Guarantor Security Agreement by Rio Hotel & Casino, Inc., as Debtor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Secured Party, dated July 15, 1993 are incorporated by reference from the Company's (SEC File No. 2-88147) Report on Form 8-K dated July 15, 1993, Item 7(c), Exhibit 28.01; First Amendment to Credit Agreement dated as of October 25, 1993 and Second Amendment and Waiver to Credit Agreement dated as of November 8, 1993 among Rio Properties, Inc., Bank of America National Trust and Savings Association, Bank of America Nevada, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A.,
        Societe Generale, and U.S. Bank of Nevada are incorporated by reference from the Company's (SEC File No. 0-13760) Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c), Exhibit 4.09; Third Amendment to Credit Agreement dated as of April 15, 1994 among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, Bank of America, Nevada, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A, NBD Bank, N.A., Societe Generale, and U.S. Bank of Nevada; Memorandum of Amendments to Credit Agreement and Amendment to Construction Deed of Trust with Assignment of Rents and Fixture Filing dated as of May 9, 1994 by Rio Properties, Inc. and Bank of America National Trust and Savings Association are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-Q for the Quarter Ended June 30, 1994, Part II, Item 6(a), Exhibit No. 4.02; and Fourth Amendment to Credit Agreement among Rio Properties, Inc., as Borrower, and Bank of America National Trust and Savings Association, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, Bank of America, Nevada, U.S. Bank of Nevada, Bank of Scotland and Midlantic Bank, N.A., as Lenders; and Second Memorandum of Amendment to Credit Agreement and Amendment to Construction Deed of Trust with Assignment of Rents and Fixture Filing between Borrower and Bank of America National Trust and Savings Association, as agent for Lenders, dated December 16, 1994 are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated December 16, 1994, Item 7(c),
        Exhibit 10.01; Fifth Amendment to Credit Agreement dated as of March 20, 1995, among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, Bank of America Nevada, U.S. Bank of Nevada, Bank of Scotland and Midlantic Bank, N.A., as Banks, is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c), Exhibit 10.09; Sixth Amendment to

        Credit Agreement  dated  as  of  July  31, 1995 among Rio
        Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, and First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, Bank of America Nevada, U.S. Bank of Nevada, Bank of Scotland, Midlantic Bank, N.A., and Bank of Hawaii, as Banks is incorporated herein by reference from the Company's (SEC File No.
        0-13760) Report  on  Form 8-K  dated September  15, 1995,
        Item 7(c), Exhibit 4.01; Seventh Amendment to Credit Agreement dated as of January 17, 1996 among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, and First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., Societe Generale, Bank of America Nevada, U.S. Bank of Nevada, Bank of Scotland, Midlantic Bank, N.A., and Bank of Hawaii, as Banks is incorporated herein by reference from the Company's (SEC File No. 1-11569) Report on Form 10-K for the Year Ended December 31, 1995,
        Part IV, Item 14(c), Exhibit 4.08; Eighth Amendment to Credit Agreement dated as of June 17, 1996 among Rio
        Properties, Inc. and Bank of America National Trust and Savings Association, as Agent, and Wells Fargo Bank National Association, First Security Bank of Idaho,
        N.A., NBD Bank, Societe Generale, Bank of America Nevada, U.S. Bank of Nevada, Bank of Scotland,
        Midlantic Bank, N.A., and Bank of Hawaii, as Banks, is incorporated herein by reference from the Company's (SEC File No. 1-11569) Report on Form 10-Q for the Quarter Ended June 30, 1996, Item 6(a), Exhibit 10.01; Ninth Amendment to Credit Agreement dated as of January 13, 1997 among Rio Properties, Inc. and Rio Leasing, Inc., and Bank of America National Trust & Savings Association, as Agent and a Bank, and Wells Fargo Bank National Association, First Security Bank of Utah, N.A., NBD Bank, Societe Generale, U.S. Bank of Nevada, Bank of Scotland, PNC Bank, National Association, successor by merger to Midlantic Bank, N.A. and Bank of Hawaii, as Banks; and Tenth Amendment to Credit Agreement dated as of February 3, 1997 among Rio Properties, Inc. and Rio Leasing, Inc., and Bank of America National Trust and Savings Association, as Agent and a Bank, and Wells Fargo
        Bank National Association, First Security Bank, N.A., NBD Bank, Societe Generale, U.S. Bank of Nevada, Bank of Scotland, PNC Bank, National Association, successor by merger to Midlantic Bank, N.A., and Bank of Hawaii, as Banks.

4.09 Indenture dated as of July 21, 1995, among Rio Hotel & Casino, Inc., Rio Properties, Inc. and IBJ Schroder Bank & Trust Company for the Company's 10 5/8% Senior Subordinated Notes Due 2005 is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated July 18, 1995, Item 7(c),
        Exhibit 4.3.

4.10 Indenture dated as of February 11, 1997, among Rio Hotel & Casino, Inc., Rio Properties, Inc. and IBJ Schroder Bank & Trust Company for the Company's 9 1/2% Senior Subordinated Notes Due 2007 is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated February 4, 1997, Item 7(c),
        Exhibit 4.3.

4.11 Registration Agreement dated July 18, 1995 by Rio Hotel & Casino, Inc. and accepted July 18, 1995 by Salomon Brothers Inc and Montgomery Securities is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated July 18, 1995, Item 7(c),
        Exhibit 4.2.

4.12 Registration Agreement dated February 4, 1997 by Rio Hotel & Casino, Inc., Rio Properties, Inc. and accepted February 4, 1997 by Salomon Brothers Inc and BancAmerica Securities, Inc. is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated February 4, 1997, Item 7(c), Exhibit 4.2.

4.13 Form of Letter of Transmittal to IBJ Schroder Bank & Trust Company as Exchange Agent for exchange of 10 5/8% Senior Subordinated Notes Due 2005 is incorporated herein by reference from the Company's (SEC File No. 33-62163) Registration Statement on Form S-4 filed August 28, 1995,
        Part II, Item 21(a), Exhibit 4.14.

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

10.10 Architectural Agreement entered into as of July 27, 1995 between Rio Hotel & Casino, Inc., as Owner, and Anthony
        A. Marnell II, Chtd., as Architect, is incorporated herein by reference from the Company's (SEC File No. 333 -869) Registration Statement on Form S-3, filed on February 12, 1996, Part II, Item 16, Exhibit 10.10.

10.11 Building Contract entered into as of August 14, 1995 by and between Marnell Corrao Associates, Inc., as General Contractor, and Rio Properties, Inc., as Owner, is incorporated herein by reference from the Company's (SEC File No. 333-869) Registration Statement on Form S-3, filed on February 12, 1996, Part II, Item 16, Exhibit 10.11.

10.12 Employment Agreement dated as of November 25, 1996 between Rio Hotel & Casino, Inc. and David P. Hanlon;
        Employment Agreement dated as of March 7, 1997 between Rio Hotel & Casino, Inc. and Ronald J. Radcliff; Employment Agreement dated as of March 7, 1997 between Rio Hotel & Casino, Inc. and I. Scott Bogatz.

21.01 List of the Company's subsidiaries is incorporated herein by reference from the Company's (SEC File No. 333-23895)
        Registration  Statement  on Form S-4,  filed on March 24,
        1997, Part II, Item 21(a), Exhibit 21.01.

23.01   Consent of Arthur Andersen LLP.

27.01   Financial Data Schedule.


                    RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEETS


                                                                      December 31,

                                                              1996                   1995
                             ASSETS
Current assets:
   Cash and cash equivalents                           $    469,063           $     85,885
   Accounts receivable                                            -                    537
   Accounts receivable from affiliates                            -                      -
      Total current assets                                  469,063                 86,422

Other assets:
   Investments in subsidiaries                          192,031,880            172,308,025
   Other, net                                             3,140,906              2,570,623
                                                        195,172,786            174,878,648
                                                       $195,641,849           $174,965,070

                LIABILITIES AND STOCKHOLDERS' EQUITY

Non-current liabilities due to subsidiaries            $ 13,766,619           $ 12,077,170

Stockholders' equity
   Common Stock, $0.01 par value;
      100,000,000 shares authorized;
      21,139,146 (1995) and 21,371,346 (1994)
      shares issued and outstanding                         211,705                211,392
   Additional paid-in capital                           113,140,798            113,520,158
   Retained earnings                                     68,522,727             49,156,350
      Total stockholders' equity                        181,875,230            162,887,900
                                                       $195,641,849           $174,965,070


                      See Accompanying Notes to Consolidated Financial Statements


                   RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             RIO HOTEL & CASINO, INC.
                               STATEMENT OF INCOME

                                                     For the Year Ended December 31,

                                           1996                 1995                 1994
Revenues
   Interest Income                     $     3,884         $     1,144           $     2,537
   Other revenues                                -                   -               966,510
   Subsidiary earnings                  19,612,493          18,994,335            15,267,612
                                        19,616,377          18,995,479            16,236,659

Costs and Expenses:
   General and administrative              250,000             250,000               270,250
                                           250,000             250,000               270,250
       Net income                      $19,366,377         $18,745,479           $15,966,409



                  See Accompanying Notes to Consolidated Financial Statements


                          RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
               SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   RIO HOTEL & CASINO, INC.
                                   STATEMENT OF CASH FLOW

                                                                 For the Year Ended December 31,

                                                          1995                1994                1993

Cash flows from operating activities:
  Net income                                        $  18,745,479       $  15,966,409       $  10,649,392

  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Earnings from subsidiary investments                (18,994,335)        (15,267,612)        (10,592,688)

  (Increase) decrease in assets:
    Receivables                                               350              64,113             (79,821)
    Prepaid expenses and other current assets                   -                   -              13,811
    Due from (to) subsidiaries                          4,715,730          (1,820,498)         (1,077,493)
    Other, net                                                  -                   -               3,719
  Decrease in liabilities:
    Accounts payable-trade                                      -             (25,000)           (164,770)
  Net cash  provided by (used in) operating
    activities                                          4,467,224          (1,082,588)         (1,247,850)

Cash flows from investing activities:
  Investments in subisidiaries                                  -             (14,390)        (30,730,375)
  Net cash used in investing activities                         -             (14,390)        (30,730,375)

Cash flows from financing activities:
  Net proceeds from common stock issuance                 969,251           1,022,700          32,506,200
  Common stock offerings cost                                   -            (119,529)           (456,821)
  Repurchase of common stock                           (5,386,225)                  -                   -
  Net cash used in (provided by) financing
    activities                                         (4,416,974)            903,171          32,049,379
  Net increase (decrease) in cash and
    cash equivalents                                       50,250            (193,807)             71,154
  Cash and cash equivalents, beginning of period           35,635             229,442             158,288
  Cash and cash equivalents, end of period          $      85,885       $      35,635       $     229,442



                  See Accompanying Notes to Consolidated Financial Statements


                          RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  RIO HOTEL & CASINO, INC.
                                  STATEMENT OF CASH FLOW

                                                                    For the Year Ended December 31,

                                                              1996                1995               1994
Cash flows from operating activities:
  Net income                                            $  19,366,377      $  18,745,479      $  15,966,409

  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Earnings from subsidiary investments                    (19,612,493)       (18,994,335)       (15,267,612)

  (Increase) decrease in assets:
    Receivables                                                   537                350             64,113
    Prepaid expenses and other current assets                       -                  -                  -
    Due from (to) subsidiaries                              1,686,447          4,715,730         (1,820,498)
    Other, net                                                      -                  -                  -
  Decrease in liabilities:
    Accounts payable-trade                                          -                  -            (25,000)
  Net cash  provided by (used in) operating
    activities                                              1,440,868          4,467,224         (1,082,588)

Cash flows from investing activities:
  Investments in subisidiaries                                      -                  -            (14,390)
  Net cash used in investing activities                             -                  -            (14,390)

Cash flows from financing activities:
  Net proceeds from common stock issuance                   1,162,910            969,251          1,022,700
  Common stock offerings cost                                       -                  -           (119,529)
  Repurchase of common stock                               (2,220,600)        (5,386,225)                 -
  Net cash used in (provided by) financing activities      (1,057,690)        (4,416,974)           903,171
  Net increase (decrease) in cash and
    cash equivalents                                          383,178             50,250           (193,807)
  Cash and cash equivalents, beginning of period               85,885             35,635            229,442
  Cash and cash equivalents, end of period              $     469,063      $      85,885      $      35,635


                 See Accompanying Notes to Consolidated Financial Statements


                  RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                For the Three Years Ended December 31, 1996


Balance, December 31, 1993                              $   379,363

        Additions charged to income                         512,999

        Accounts written off, less recoveries              (413,227)



Balance, December 31, 1994                                  479,135

        Additions charged to income                       1,002,463

        Accounts written off, less recoveries              (656,906)



Balance, December 31, 1995                                  824,692

        Additions charged to income                       1,070,813

        Accounts written off, less recoveries              (778,675)

Balance, December 31, 1996                              $ 1,116,830

   See Accompanying Notes to Consolidated Financial Statements


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RIO HOTEL & CASINO, INC.


March 15, 1996                   By:  /s/ Ronald J. Radcliffe
                                      Ronald J. Radcliffe,
                                       Vice President, Treasurer
                                       and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                              TITLE                                 DATE
/s/ Anthony A. Marnell II        Chairman of the Board of Directors and Chief      March 15, 1997
Anthony A. Marnell II            Executive Officer (Principal Executive
                                 Officer)


/s/ James A. Barrett, Jr.        President and Director                            March 15, 1997
James A. Barrett, Jr.


/s/ David P. Hanlon              Executive Vice President, Chief Operating         March 15, 1997
David P. Hanlon                  Officer and Director


/s/ Ronald J. Radcliffe          Vice President, Treasurer and Chief               March 15, 1997
Ronald J. Radcliffe              Financial Officer (Principal Financial
                                 and Accounting Officer)


/s/ John A. Stuart               Director                                          March 15, 1997
John A. Stuart


/s/ Thomas Y. Hartley            Director                                          March 15, 1997
Thomas Y. Hartley


/s/ Peter M. Thomas              Director                                          March 15, 1997
Peter M. Thomas


                          EXHIBIT INDEX


NUMBER  EXHIBIT DESCRIPTION                                       PAGE

3.01 Amended and Restated Articles of Incorporation of Rio Hotel & Casino, Inc. filed July 19, 1994, are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-Q for the Quarter Ended June 30, 1994, Part II, Item 6(a), Exhibit 4.01.

3.02    Amended and Restated Bylaws of Rio Hotel & Casino,  Inc.,   63
        certified  March 20, 1997.

4.01 Specimen common stock certificate for the common stock of Rio Hotel & Casino, Inc. is incorporated herein by reference from the Company's (SEC File No. 333-869) Registration Statement on Form S-3 filed on February 12, 1996, Part II, Item 15, Exhibit 4.03.

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

4.07    Rio  Hotel & Casino, Inc. 1995 Long-Term Incentive  Plan,   79
        as amended March 20, 1997.

4.08    Credit Agreement among Bank of America National Trust and   89
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

        Nevada, U.S. Bank of Nevada, Bank of Scotland and Midlantic Bank, N.A., as Banks, is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c), Exhibit 10.09; Sixth Amendment to Credit Agreement dated as of July 31, 1995 among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, and First Interstate Bank of Nevada, First
        Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, Bank of America Nevada, U.S. Bank of Nevada, Bank of Scotland, Midlantic Bank, N.A., and Bank of Hawaii, as Banks is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated September 15, 1995, Item 7(c),
        Exhibit 4.01; Seventh Amendment to Credit Agreement dated as of January 17, 1996 among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, and First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., Societe Generale, Bank of America Nevada, U.S. Bank of Nevada, Bank of Scotland, Midlantic Bank, N.A., and Bank of Hawaii, as Banks is incorporated herein by reference from the Company's (SEC File No. 1-11569) Report on Form 10-K for the Year Ended December 31,
        1995. Part IV, Item 14(c), Exhibit 4.08; Eighth Amendment to Credit Agreement dated as of June 17, 1996 among Rio Properties, Inc. and Bank of America National Trust and Savings Association, as Agent and Wells Fargo Bank National Association, First Security Bank of Idaho, N.A., NBD Bank, Societe Generale, Bank of America Nevada, U.S. Bank of Nevada, Bank of Scotland, Midlantic Bank, N.A., and Bank of Hawaii, as Banks, is incorporated herein by reference from the Company's (SEC File No. 1-11569) Report on Form 10-Q for the Quarter Ended June 30, 1996, Item 6(a), Exhibit 10.01; Ninth Amendment to Credit Agreement dated as of January 13, 1997 among Rio Properties, Inc. and Rio Leasing, Inc., and Bank of America National Trust & Savings Association, as Agent and a Bank, and Wells Fargo Bank National Association, First Security Bank of Utah, N.A., NBD
        Bank, Societe Generale, U.S. Bank of Nevada, Bank of Scotland, PNC Bank, National Association, successor by merger to Midlantic Bank, N.A. and Bank of Hawaii, as Banks; and Tenth Amendment to Credit
        Agreement dated as of February 3, 1997 among Rio Properties, Inc. and Rio Leasing, Inc., and Bank of
        America National Trust and Savings Association, as Agent and a Bank, and Wells Fargo Bank National
        Association, First Security Bank, N.A., NBD Bank, Societe Generale, U.S. Bank of Nevada, Bank of Scotland, PNC Bank, National Association, successor by merger to Midlantic Bank, N.A., and Bank of Hawaii, as Banks.

4.09 Indenture dated as of July 21, 1995, among Rio Hotel & Casino, Inc., Rio Properties, Inc. and IBJ Schroder Bank & Trust Company for the Company's 10 5/8% Senior Subordinated Notes Due 2005 is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated July 18, 1995, Item 7(c),
        Exhibit 4.3.

4.10 Indenture dated as of February 11, 1997, among Rio Hotel & Casino, Inc., Rio Properties, Inc. and IBJ Schroder Bank & Trust Company for the Company's 9 1/2% Senior Subordinated Notes Due 2007 is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated February 4, 1997, Item 7(c),
        Exhibit 4.3.

4.11 Registration Agreement dated July 18, 1995 by Rio Hotel & Casino, Inc. and accepted July 18, 1995 by Salomon Brothers Inc and Montgomery Securities is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated July 18, 1995, Item 7(c),
        Exhibit 4.2.

4.12 Registration Agreement dated February 4, 1997 by Rio Hotel & Casino, Inc., Rio Properties, Inc. and accepted February 4, 1997 by Salomon Brothers Inc and BancAmerica Securities, Inc. is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated February 4, 1997, Item 7(c), Exhibit 4.2.

4.13 Form of Letter of Transmittal to IBJ Schroder Bank & Trust Company as Exchange Agent for exchange of 10 5/8% Senior Subordinated Notes Due 2005 is incorporated herein by reference from the Company's (SEC File No. 33-62163) Registration Statement on Form S-4 filed August 28, 1995,
        Part II, Item 21(a), Exhibit 4.14.

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

10.12 Employment Agreement dated as of November 25, 1996 117 between Rio Hotel & Casino, Inc. and David P. Hanlon;
        Employment Agreement dated  as of  March 7, 1997  between
        Rio  Hotel  &  Casino,  Inc.  and  Ronald  J.   Radcliff;
        Employment Agreement dated  as of  March 7, 1997  between
        Rio Hotel & Casino, Inc. and I. Scott Bogatz.

21.01 List of the Company's subsidiaries is incorporated herein by reference from the Company's (SEC File No. 333-23895)
        Registration  Statement  on Form S-4,  filed on March 24,
        1997, Part I, Item 21(a), Exhibit 21.01.

23.01   Consent of Arthur Andersen LLP.                             177

27.01   Financial Data Schedule.                                    179