Form 10-Q
period 1997-03-31
RIO HOTEL & CASINO INC
filed 1997-05-15
CIK 734380

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:             March 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES (X)  NO  ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

21,319,741 shares of Common Stock, $0.01 par value as of May 5, 1997

                            FORM 10-Q

                        TABLE OF CONTENTS

                                                                PAGE
                                                               NUMBER

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                3
              Consolidated Balance Sheets                         3
              Consolidated Statements of Income                   4
              Consolidated Statements of Cash Flows               5
              Notes to Consolidated Financial Statements          7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       8

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                  11

     Item 2.  Changes in Securities                              12

     Item 3.  Defaults Upon Senior Securities                    12

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                   12

     Item 5.  Other Information                                  12

     Item 6.  Exhibits and Reports on Form 8-K                   12

SIGNATURES                                                       13

EXHIBIT INDEX                                                    14


            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                                                March 31,       December 31,
                                                  1997              1996
                                               (Unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents                  $   19,310,062    $   10,623,094
  Accounts receivable, net                       12,105,556         8,690,105
  Federal income taxes receivable                 1,724,135         1,147,106
  Inventories                                     4,547,968         3,871,345
  Prepaid expenses and other current assets       6,846,524         5,534,895
    Total current assets                         44,534,245        29,866,545

Property and equipment:
  Land and improvements                          55,952,725        51,311,851
  Building and improvements                     393,036,750       196,918,053
  Equipment, furniture and improvements          79,535,235        72,052,458
  Less: accumulated depreciation                (65,582,851)      (60,501,211)
                                                462,941,859       259,781,151
  Construction in progress                       13,053,785       190,210,277
    Net property and equipment                  475,995,644       449,991,428

Other assets, net                                19,179,206        14,691,613

                                             $  539,709,095    $  494,549,586


    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt       $      356,227    $      352,239
  Accounts payable                                8,700,664         5,854,830
  Accrued expenses                               16,432,121        11,967,407
  Accounts payable - related party               15,785,501        19,604,470
  Accrued interest                                5,197,619         7,072,067
    Total current liabilities                    46,472,132        44,851,013

Non-current liabilities:
  Long-term debt, less current maturities       300,451,999       253,949,283
  Deferred income taxes                          12,984,824        13,874,060
    Total non-current liabilities               313,436,823       267,823,343

    Total liabilities                           359,908,955       312,674,356

Stockholders' equity:
  Common stock, $0.01 par value;
   100,000,000 shares authorized;
   21,204,541 and 21,170,441 shares
   issued and outstanding                           212,046           211,705
  Additional paid-in capital                    113,482,690       113,140,798
  Retained earnings                              66,105,404        68,522,727
    Total stockholders' equity                  179,800,140       181,875,230

                                             $  539,709,095    $  494,549,586

See accompanying Notes to Consolidated Financial Statements

               RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

                                               Three Months Ended
                                         March 31, 1997    March 31, 1996

Revenues:
  Casino                                 $   33,012,359    $    28,591,974
  Room                                       14,995,925         10,447,578
  Food and beverage                          23,253,604         17,187,397
  Other                                       5,203,978          3,610,268
  Casino promotional allowances              (6,538,281)        (4,748,340)

                                             69,927,585         55,088,877

Expenses:
  Casino                                     18,230,112         13,022,789
  Room                                        4,191,490          3,319,454
  Food and beverage                          17,954,856         13,423,506
  Other                                       2,863,254          1,866,675
  Selling, general and administrative         9,014,196          7,990,396
  Depreciation and amortization               5,367,613          4,064,450
  Preopening expense                         11,200,000                  -

                                             68,821,521         43,687,270

Operating profit                              1,106,064         11,401,607

Interest expense                              4,919,405          2,876,496

Income (loss) before income tax              (3,813,341)         8,525,111

Income tax benefit (provision)                1,396,018         (3,199,277)

Net income (loss)                        $   (2,417,323)   $     5,325,834

Earnings (loss) per common share:
  Primary:
    Net income (loss)                    $        (0.11)   $          0.25
    Weighted average number of common
     shares outstanding                      21,489,034         21,456,306

  Fully diluted:
    Net income (loss)                    $        (0.11)   $          0.25
    Weighted average number of common
     shares outstanding                      21,503,113         21,532,203

See accompanying Notes to Consolidated Financial Statements

            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                          1997               1996
Cash flows from operating activities:
  Net income (loss)                                  $   (2,417,323)    $    5,325,834
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Compensation expense recognized from
       stock option grant                                    28,871             30,400
     Depreciation and amortization                        5,367,613          4,064,450
     Provision for uncollectible accounts                   136,043            375,694
     Deferred income taxes                                 (936,851)           898,202
     (Increase) decrease in assets:
       Accounts receivable                               (3,551,494)        (1,965,106)
       Inventories                                         (676,623)           328,381
       Prepaid expenses and other current assets         (1,947,831)          (349,016)
       Other, net                                           631,280            291,074
     Increase (decrease) in liabilities:
       Accounts payable                                   2,845,833           (853,971)
       Accrued federal income tax                                 -          2,261,310
       Accrued expenses                                   4,567,255          2,172,393
       Accrued interest                                  (1,976,990)        (2,091,771)

Net cash provided by operating activities                 2,069,783         10,487,874

Cash flows from investing activities:
  Purchase of land and improvements                      (4,640,874)        (3,086,202)
  Purchase of equipment, furniture and
    improvements                                        (30,263,951)       (22,601,120)
  Funds advanced for purchase of interest in golf
    course                                               (5,180,196)                 -

Net cash used in investing activities                   (40,085,021)       (25,687,322)

Cash flows from financing activities:
  Proceeds from borrowings                               37,000,000          8,000,000
  Net proceeds from issuance of senior
    subordinated notes                                  121,562,500                  -
  Net proceeds from common stock issuance                   195,500            251,600
  Payments on notes and loans payable                  (112,055,794)                 -
  Repurchase of common stock                                      -            (58,750)

Net cash provided by financing activities                46,702,206          8,192,850

Net increase (decrease) in cash and cash equivalents      8,686,968         (7,006,598)
Cash and cash equivalents, beginning of period           10,623,094         19,992,695

Cash and cash equivalents, end of period             $   19,310,062     $   12,986,097

See accompanying Notes to Consolidated Financial Statements

                    RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                 1997              1996
Cash payments made for interest, net of
  capitalized interest                      $  6,579,425       $  4,706,661

Cash payments made for income taxes         $          -       $          -


1997

Purchase of property and equipment financed through payables totaled $15,785,501.

Tax benefit arising from the exercise of stock options under the Company's Non-Statutory Stock Option Plan totaled $117,862.


1996

Purchase of property and equipment financed through payables totaled $13,429,785.

Tax benefit arising from the exercise of stock options under the Company's Non-Statutory Stock Option Plan totaled $142,013.

            RIO HOTEL & CASINO, INC. and SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Rio Hotel & Casino, Inc. and its wholly owned subsidiaries Rio Properties, Inc. ("Rio Properties," which owns and operates the Rio Suite Hotel & Casino [the "Rio"] in Las Vegas, Nevada), Rio Development Company, Inc., Rio Resort Properties, Inc., Rio Leasing, Inc., and Rio Properties' wholly owned subsidiaries, Cinderlane, Inc. and HLG, Inc. (collectively, the "Company").

      All significant intercompany balances and transactions have been eliminated in consolidation.

      The consolidated balance sheet as of March 31, 1997 and the related consolidated statements of income and cash flows for the three month periods ended March 31, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1996.

NOTE 2 - PREOPENING EXPENSE

      During the first quarter of 1997, the Company's operating expenses include $11.2 million in one-time preopening expenses, consisting primarily of direct incremental personnel costs and advertising and marketing expenses associated with the opening of the Masquerade Village and Tower.

NOTE 3 - LONG-TERM DEBT

      On February 4, 1997, the Company entered into an agreement with Salomon Brothers Inc and BancAmerica Securities, Inc. for the sale by the Company of $125 million in principal amount of the Company's 9 1/2% Senior Subordinated Notes Due 2007. The net proceeds from the sale of the notes, which was received on February 11, 1997, net of an original issue discount of 2.75%, was $121,562,500.

NOTE 4 - EARNINGS PER COMMON SHARE

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 establishes new standards for computing and reporting earnings per share and is effective for financial statements issued for periods after December 15, 1997. Earlier application of SFAS 128 is not permitted and on adoption requires restatement (as applicable) of all prior period earnings per share data presented. Although the Company does not expect the implementation of FASB 128 to have a material effect on earnings per share as presented, such effect has not been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, such as statements relating to plans for future expansion, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to construction activities, dependence on existing management, gaming regulations (including actions affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

  OVERVIEW

  Throughout the first quarter of 1997, the Masquerade Village and Tower expansion project was phased into operation, consisting of the opening of (i) Masquerade Village on February 7, 1997, including five of the six new Masquerade Village and Tower restaurants, 30,000 square feet of additional casino space, approximately 32,000 square feet of retail area, a wine cellar, and the "Masquerade Show in the Sky", an entertainment event provided daily to Rio customers; and (ii) approximately 1,000 of the 1,031 new suites by March 31, 1997. During the second quarter of 1997, the highest floors of the 41-story Masquerade Tower will be completed with the addition of 31 new suites and the opening of the VooDoo Cafe on the 40th and 41st floors which will offer dining, entertainment and panoramic views of the Las Vegas Strip and surrounding valley.

  In addition, during the first quarter of 1997, the Company entered into an agreement to purchase a 60% equity interest in the Seven Hills Golf Course (the "Golf Course") located approximately 15 minutes south of the Rio. Pursuant to the terms of the agreement, the Company will operate the Golf Course as its general partner. In addition to providing an attractive amenity for the Rio's local and tourist customers, the Golf Course has been planned as a premier, limited play, public course. The Golf Course is scheduled to open in the fall of 1977.

  REVENUES

  The Company's net revenues increased to $69.9 million in the first quarter of 1997 from $55.1 million in the same period in the prior year, an increase of $14.8 million or 27%. Casino revenues increased $4.4 million, or 15%, to $33.0 million for the three months ended March 31, 1997 compared to $28.6 million in the first quarter of 1996. With the opening of the Masquerade Village casino area on February 7, 1997, the average number of slot machines and table games available increased from 1,996 and 77, respectively, in the first quarter of 1996 to 2,284 and 95, respectively, in the current year period. Table game handle increased 62% in the current year's first quarter from the same period in the prior year. However, a lower table game win percentage resulted in a table game win increase of $3.3 million, or 32%, to $13.7 million for the three months ended March 31, 1997 from $10.4 million in the prior year period. Slot machine revenues were $17.9 million in the first quarter of 1997, an increase of $1.3 million, or 8%, from 1996 first quarter revenues of $16.6 million. Race and sports book revenues were each approximately $0.1 million lower in the 1997 period compared to the first quarter of 1996. A lower hold percentage in the sports book and a decrease in wagers in the race book, which was negatively impacted by the inability to televise live races from California tracks due to an industry-wide contract dispute, were the primary reasons for the lower wins. In addition, the race and sports book facility was renovated and remodeled during the first quarter of 1997, which resulted, at times, in reduced seating capacity and lower betting station availability.

  Room revenues increased by $4.6 million, or 43%, to $15.0 million in the first quarter of 1997 from $10.4 million in the same period in the prior year. Management believes that the primary reasons for this increase in revenues were the additional availability of the new suites in the Masquerade Tower and an

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)

  increase in the average room rate from $76 in the first quarter of 1996 to $89 in the current year's quarter. The occupancy rate was 93.2% during the quarter ended March 31, 1997 compared to 96.9% for the same quarter in the prior year.

  Food and beverage revenues increased $6.1 million, or 35%, to $23.3 million in the three months ended March 31, 1997 compared to $17.2 million in the first quarter of 1996. Management believes that the opening of Masquerade Village, including the five new restaurants and bars and increased customers generated through the additional rooms, was the primary reason for the increase. An increase in the average food check also contributed to the increase in food and beverage revenues.

  Other revenues increased by $1.6 million to $5.2 million in the current year's first quarter from $3.6 million in the prior year period. The primary reasons for this increase were an increase in gift shop and other retail sales, increased telephone revenues due to the increase in rooms occupied, and rental income received from the retail outlets leased to third parties in the Masquerade Village.

  OPERATING MARGINS

  Before preopening expense, operating profit as a percentage of net revenues was 18% and 21% for the quarters ended March 31, 1997 and 1996, respectively. The one-time preopening expenses, which consisted primarily of direct incremental personnel costs and advertising and marketing expenses associated with the opening of the Masquerade Village and Tower, totaled approximately $11.2 million in the first quarter of 1997. Casino operating profit was 45% for the three months ended March 31, 1997 compared to 54% in the same quarter in the prior year. Management believes that expenses associated with the current quarter's 62% increase in table game volume and the decrease in table game hold percentage was the primary contributor to the decrease in the casino's operating profit margin. For the three months ended March 31, 1997 and 1996, hotel operating profits were 72% and 68%, respectively; food and beverage were 23% and 22%, respectively; and other operating departments were 45% and 48%, respectively. Selling, general and administrative expenses increased $1.0 million to $9.0 million for the quarter ended March 31, 1997 compared to the prior year's first quarter. As a percentage of net revenues, selling, general and administrative expenses decreased from 14% for the quarter ended March 31, 1996 to 13% for the quarter ended March 31, 1997.

  PROMOTIONAL ALLOWANCES

  Promotional allowances, which represent the retail value of rooms, food, beverage and other services provided to customers without charge, were 8% of gross revenues in each of the quarters ended March 31, 1997 and 1996.

  DEPRECIATION AND AMORTIZATION

  Depreciation and amortization increased by $1.3 million, or 31%, to $5.4 million in the first quarter of 1997 compared to $4.1 million in the prior year's first quarter. This increase is primarily attributable to depreciation expense associated with the opening of the Masquerade Village and Tower.

  OTHER INCOME (EXPENSE)

  Interest expense increased by $2.0 million to $4.9 million in the first quarter of 1997 from $2.9 million in the same period in 1996. Interest expense was reduced by $2.5 million and $0.4 million for the three month periods ended March 31, 1997 and 1996, respectively, due to interest being capitalized on the Masquerade Village and Tower construction projects. In addition, interest expense was higher in the current year's quarter due to the issuance on February 11, 1997 of $125.0 million in principal amount of 91/2% Senior Subordinated Notes Due 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)

  NET INCOME

  Net loss for the first quarter of 1997, after deducting $11.2 million of preopening expenses associated with the opening of the Masquerade Village casino, retail, dining and entertainment complex and approximately 1,000 new suites in the Masquerade Tower, was $2.4 million. Adjusted on a pro forma basis for the one-time charge of $11.2 million in preopening expenses, net income for the quarter would have been $4.7 million. This compares to net income in the first quarter of 1996 of $5.3 million.

IMPACT OF INFLATION

  Absent changes in competitive and economic conditions or in specific prices affecting the industry, the Company believes that the hotel-casino industry may be able to maintain its operating profit margins in periods of general inflation by increasing minimum wagering limits for its games and increasing the prices of its hotel rooms, food and beverage and other items, and by taking action designed to increase the number of patrons. The industry may be able to maintain growth in gaming revenues by the tendency of customer gaming budgets to increase with inflation. Changes in specific prices (such as fuel and transportation prices) relative to the general rate of inflation may have a material effect on the hotel-casino industry.

LIQUIDITY AND CAPITAL RESOURCES

  On February 4, 1997, the Company entered into an agreement with Salomon Brothers Inc and BancAmerica Securities, Inc. for the sale of $125.0 million in principal amount of the Company's 9 1/2% Senior Subordinated Notes Due 2007. Approximately $112.0 million of the net proceeds of $121.6 million were utilized to reduce the principal amount that had been drawn under the Company's $200.0 line of credit, thereby increasing the amount available to the Company under the line of credit by a corresponding amount.

  During the quarter ended March 31, 1997, net cash provided by operating activities was $2.1 million. Net cash used in investing activities was $40.1 million, including approximately $30.0 million for the construction of the Masquerade Village and Tower, $4.6 million in land acquisitions adjacent to the Rio and $5.2 million for advances associated with the investment in the Golf Course. The Company has negotiated an $8.0 million loan from Bank of America, Nevada that is expected to be funded during the second quarter of 1997 to finance the $9.0 million anticipated investment in the Golf Course.

  Based upon cash on hand, cash available through borrowings under the $200.0 million line of credit and the $8.0 million loan from Bank of America, Nevada for the investment in the Golf Course, and cash provided by operations, the Company believes that it has adequate cash available to fund the remaining cost of the Masquerade Village and Tower expansion, real estate purchase commitments, and investment commitments associated with the acquisition of the Golf Course and its operation.

                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  WILLIAM H. AHERN V. CAESARS WORLD, INC., ET AL., Case No. 94-532-Civ-Orl-22, instituted on May 10, 1994 in the United States District Court for the Middle District of Florida, transferred to the United States District court for the district of Nevada, Southern Division; WILLIAM POULOS V. CAESARS WORLD, INC., ET AL., Case No. 94-478-Civ-Orl-22, instituted on April 26, 1994 in the United States District Court for the Middle District of Florida, transferred to the United States District court for the district of Nevada, Southern Division; LARRY SCHREIER V. CAESARS WORLD, INC., ET AL., Case No. 95-923-LDG (RJJ), instituted on September 26, 1995, in the United States District Court for the District of Nevada, Southern Division. Plaintiffs in these actions, each purportedly representing a class, filed complaints against manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company, alleging that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge defendants with violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Company filed motions to dismiss the Complaints. The Nevada District Court dismissed the Complaints, granting leave to Plaintiffs to re-file, and denying as moot all other pending motions, including those of the Company. The Plaintiffs filed an amended complaint on or about May 31, 1996. The Company renewed its motions to dismiss based on abstention and related doctrines, and joined in the motions to dismiss filed by other defendants, which were based on defects in the pleadings. The Nevada District Court consolidated the actions (and one other action styled WILLIAM POULOS V. AMERICAN FAMILY CRUISE LINE, N.V, ET AL, Case No. CV-S-95-936-LDG (RLH), in which the company is not a named defendant), ordered Plaintiffs to file a consolidated amended complaint on or before February 14, 1997, and ordered all defense motions, including those of the company, withdrawn without prejudice. The parties have established a steering committee to address motion practice, scheduling and discovery matters. Plaintiffs filed their consolidated amended complaint on February 14, 1997. The defendants, including the Company, filed consolidated motions to dismiss the consolidated amended complaints. The motions to dismiss are based on defects in the pleadings, failure to state a claim, and abstention and related doctrines. Management believes that the substantive allegations in the Complaints are without merit and intends vigorously to defend the allegations.

  On March 27, 1996, a complaint in a purported class action lawsuit (TOM PAYNE, ET AL. V. AZTAR CORPORATION, ET AL., Case No. 698592) was filed in the Superior Court of California, County of San Diego, against a number of gaming entities, including the Company. The complaint, which is primiarily a narrower version of the other class action suits filed against the gaming industry, alleges that the defendants have engaged in a course of conduct intended to induce persons to play gaming devices based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Company joined in an attempt to remove the case to federal court which was not successful. The Company filed a motion to dismiss the complaint for lack of personal jurisdiction and has joined in another motion to dismiss on other grounds. The motions are pending. The Management believes that the complaint is without merit and the Company intends vigorously to defend the allegations.

  On December 27, 1996, a purported stockholder derivative action (PARK EAST, INC. V. ANTHONY A. MARNELL II, ET AL., Case No. CV-596-01196-HDM (RLH)), was filed in the United States District Court for the District Court of Nevada, against the Company as a nominal defendant, five of the Company's directors, Marnell Carrao and Marnell Chartered. The complaint alleges that pursuant to construction contracts and architectural contracts with Marnell Carrao and Marnell Chartered, respectively, the Company paid unfair amounts in exchange for the services provided. The complaint alleges breach of fiduciary duty by each of the director defendants and seeks rescission of the contracts, damages to compensate the Company to the extent that contract amounts are unfair to the Company, and injunctive relief prohibiting the Company from entering into similar contracts with Mr. Marnell or entities which he controls. On January 27, 1997, the Company and the director defendants filed a motion to dismiss the complaint. On this same date Marnell Corrao and Marnell Chartered filed a motion to dismiss and a joinder in the Company's motion to dismiss. On April 21, 1997, the court entered an order denying the Company and the individual directors motion to dismiss. The court granted Marnell Corrao and Marnell Chartered's motion to dismiss.

ITEM 2.  CHANGES IN SECURITIES

  The Company's $125 million principal amount of 91/2% Senior
  Subordinated Notes Due 2007 limit the ability of the Company and its subsidiaries to pay dividends or make other distributions.

  During the first quarter of 1997, certain options granted pursuant to the Company's Non-Statutory Stock Option Plan were exercised, resulting in the issuance of 34,100 shares of the Company's Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  NONE

ITEM 5.  OTHER INFORMATION

  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS


    EXHIBIT
     NUMBER                         DESCRIPTION

      4.01 Eleventh Amendment to Credit Agreement and Waiver dated as of May 13, 1997 among Rio Properties, Inc., Rio Leasing, Inc., Bank of America National Trust & Savings Association, as Agent and as a Bank, and Wells Fargo Bank National Association, First Security Bank, N.A., NBD Bank, Societe Generale, U.S. Bank of Nevada, Bank of Scotland, PNC Bank, National Association, successor by merger to Midlantic Bank, N.A., and Bank of Hawaii, as Banks; Twelfth Amendment to Credit Agreement and Waiver dated as of May 13, 1997 among Rio Properties, Inc., Rio Leasing, Inc., Bank of America National Trust & Savings Association, as Agent as a Bank, and Wells Fargo Bank National Trust & Savings Association, First Security Bank, N.A., NBD Bank, Societe Generale, U.S. Bank of Nevada, Bank of Scotland, PNC Bank, National Association, successor by merger to Midlantic Bank, N.A., and Bank of Hawaii, as Banks.

     11.01   Computation of Earnings Per Common Share

     27.01   Financial Data Schedule


  (b)  REPORT ON FORM 8-K

     The Company filed a Form 8-K dated February 4, 1997 with the Securities and Exchange Commission on February 25, 1997 reporting that the Company and its wholly owned subsidiary Rio Properties, Inc. (the "Guarantor") entered into an agreement with Salomon Brothers Inc and Banc America Securities, Inc. (the "Initial Purchasers") for the sale by the Company of $125 million in principal amount of the Company's 91/2% Senior Subordinated Notes Due 2007 (the "Notes"). The Notes were purchased by the Initial Purchasers for resale to qualified institutional buyers and institutional accredited investors.

     The Notes were issued under an Indenture dated February 11, 1997 among the Company, the Guarantor and IBJ Schroder Bank
     & Trust Company, as trustee.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Rio Hotel & Casino, Inc.
                                             (Registrant)



        May 9, 1997                     /S/ RONALD J. RADCLIFFE
           (Date)                      RONALD J. RADCLIFFE
                                       Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                        Principal Financial Officer)

                          EXHIBIT INDEX


                                                           SEQUENTIAL
                                                              PAGE
EXHIBIT                     DESCRIPTION                      NUMBER


  4.01    Eleventh Amendment to Credit Agreement and           15
          Waiver dated as of May 13, 1997 among Rio
          Properties, Inc., Rio Leasing, Inc., Bank of
          America National Trust & Savings Association, as Agent and as a Bank, and Wells Fargo Bank
          National Association, First Security Bank,
          N.A., NBD Bank, Societe Generale, U.S. Bank of
          Nevada, Bank of Scotland, PNC Bank, National
          Association, successor by merger to Midlantic
          Bank, N.A., and Bank of Hawaii, as Banks;
          Twelfth Amendment to Credit Agreement and
          Waiver dated as of May 13, 1997 among Rio
          Properties, Inc., Rio Leasing, Inc., Bank of
          America National Trust & Savings Association, as Agent as a Bank, and Wells Fargo Bank
          National Association, First Security Bank,
          N.A., NBD Bank, Societe Generale, U.S. Bank of
          Nevada, Bank of Scotland, PNC Bank, National
          Association, successor by merger to Midlantic
          Bank, N.A., and Bank of Hawaii, as Banks.

 11.01    Computation of Earnings per Common Share             39

 27.01    Financial Data Schedule                              41