Form 10-Q
period 1997-06-30
RIO HOTEL & CASINO INC
filed 1997-08-14
CIK 734380

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:            June 30, 1997

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

21,320,141 shares of Common Stock, $0.01 par value as of August 4, 1997

                            FORM 10-Q

                        TABLE OF CONTENTS

                                                                 PAGE
                                                                NUMBER

PART I.     FINANCIAL INFORMATION

     Item 1.  Financial Statements                                 3
              Consolidated Balance Sheets                          3
              Consolidated Statements of Income                    4
              Consolidated Statements of Cash Flows                5
              Notes to Consolidated Financial Statements           7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations        9

PART II.    OTHER INFORMATION

     Item 1.  Legal Proceedings                                   14

     Item 2.  Changes in Securities                               14

     Item 3.  Defaults Upon Senior Securities                     14

     Item 5.  Other Information                                   14

     Item 6.  Exhibits and Reports on Form 8-K                    15

SIGNATURES                                                        16

EXHIBIT INDEX                                                     17

                       RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                                                   June 30,              December 31,
                                                                     1997                    1996
                                                                  (Unaudited)
                           ASSETS
Current assets:
  Cash and cash equivalents                                      $     14,371,452          $   10,623,094
  Accounts receivable, net                                             17,664,931               8,690,105
  Federal income taxes receivable                                               -               1,147,106
  Inventories                                                           4,468,592               3,871,345
  Prepaid expenses and other current assets                             9,933,127               5,534,895
    Total current assets                                               46,438,102              29,866,545

Property and equipment:
  Land and improvements                                                64,756,598              51,311,851
  Building and improvements                                           401,541,177             196,918,053
  Equipment, furniture and improvements                                80,889,436              72,052,458
  Less: accumulated depreciation                                      (71,963,560)            (60,501,211)
                                                                      475,223,651             259,781,151
  Construction in progress                                              3,353,271             190,210,277
    Net property and equipment                                        478,576,922             449,991,428

Other assets, net                                                      22,479,467              14,691,613

                                                                 $    547,494,491          $  494,549,586


            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                           $        356,527          $      352,239
  Accounts payable                                                      9,773,323               5,854,830
  Accrued expenses                                                     21,241,188              11,967,407
  Accounts payable - related party                                      6,676,759              19,604,470
  Accrued interest                                                      8,551,281               7,072,067
    Total current liabilities                                          46,599,078              44,851,013

Non-current liabilities:
  Long-term debt, less current maturities                             300,355,323             253,949,283
  Deferred income taxes                                                13,259,165              13,874,060
    Total non-current liabilities                                     313,614,488             267,823,343

    Total liabilities                                                 360,213,566             312,674,356

Stockholders' equity:
  Common stock, $0.01 par value;
   100,000,000 shares authorized;
   21,319,741 and 21,170,441 shares
   issued and outstanding                                                 213,198                 211,705
  Additional paid-in capital                                          114,332,473             113,140,798
  Retained earnings                                                    72,735,254              68,522,727
    Total stockholders' equity                                        187,280,925             181,875,230

                                                                 $    547,494,491          $  494,549,586


See accompanying Notes to Consolidated Financial Statements

              RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                    Three Months Ended                    Six Months Ended
                                            June 30, 1997      June 30, 1996     June 30, 1997     June 30, 1996

Revenues:
  Casino                                   $   51,047,606    $   27,636,470     $  84,059,965     $  56,228,444
  Room                                         17,734,494         9,874,962        32,730,419        20,322,540
  Food and beverage                            28,906,726        18,086,410        52,160,330        35,273,807
  Other                                         6,484,200         3,960,027        11,688,178         7,570,295
  Casino promotional allowances                (6,982,455)       (4,785,806)      (13,520,736)       (9,534,146)

                                               97,190,571        54,772,063       167,118,156       109,860,940

Expenses:
  Casino                                       25,518,216        12,871,360        43,748,328        25,894,149
  Room                                          5,457,093         3,320,238         9,648,583         6,639,692
  Food and beverage                            21,958,407        13,532,231        39,913,263        26,955,737
  Other                                         4,235,529         2,035,734         7,098,783         3,902,409
  Selling, general and administrative          15,517,913         7,896,189        24,532,109        15,886,585
  Depreciation and amortization                 6,869,787         4,189,947        12,237,400         8,254,397
  Preopening expense                                    -                 -        11,200,000                 -

                                               79,556,945        43,845,699       148,378,466        87,532,969

Operating profit                               17,633,626        10,926,364        18,739,690        22,327,971

Interest expense                                7,178,008         2,478,686        12,097,413         5,355,182

Income before income tax                       10,455,618         8,447,678         6,642,277        16,972,789

Income tax provision                           (3,825,768)       (2,972,402)       (2,429,750)       (6,171,679)

Net income                                 $    6,629,850    $    5,475,276     $   4,212,527     $  10,801,110

Earnings per common share:
    Net income                             $         0.31    $         0.25     $        0.20     $        0.50
    Weighted average number of common
     shares outstanding                        21,520,348        21,671,769        21,468,088        21,564,566

See accompanying Notes to Consolidated Financial Statements


               RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                                    Six Months Ended
                                                                         June 30,
                                                                1997                1996

Cash flows from operating activities:
  Net income                                                 $   4,212,527     $   10,801,110
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Compensation expense recognized from
       stock option grant                                           57,740             50,147
     Depreciation and amortization                              12,237,400          8,254,397
     Provision for uncollectible accounts                        5,402,942            450,499
     Deferred income taxes                                      (2,540,925)         1,752,448
     (Increase) decrease in assets:
       Accounts receivable                                     (14,377,768)          (832,268)
       Inventories                                                (597,247)          (500,254)
       Prepaid expenses and other current assets                (2,379,124)          (602,991)
       Other, net                                                  826,156             90,478
     Increase (decrease) in liabilities:
       Accounts payable                                          3,918,492            809,796
       Accrued federal income tax                                2,281,192                  -
       Accrued expenses                                          6,992,588          4,616,280
       Accrued interest                                          1,479,214            452,698

Net cash provided by operating activities                       17,513,187         25,342,340

Cash flows from investing activities:
  Purchase of land and improvements                             (5,641,807)        (8,130,804)
  Purchase of equipment, furniture and
    improvements                                               (47,333,747)       (56,820,594)
  Funds advanced for purchase of golf course                    (7,792,655)                 -

Net cash used in investing activities                          (60,768,209)       (64,951,398)

Cash flows from financing activities:
  Proceeds from borrowings                                      55,000,000         32,000,000
  Net proceeds from issuance of senior
    subordinated notes                                         121,562,500                  -
  Net proceeds from common stock issuance                          593,050            838,485
  Payments on notes and loans payable                         (130,152,170)           (12,629)
  Repurchase of common stock                                             -         (1,209,850)

Net cash provided by financing activities                       47,003,380         31,616,006

Net increase (decrease) in cash and cash equivalents             3,748,358         (7,993,052)
Cash and cash equivalents, beginning of period                  10,623,094         19,992,695

Cash and cash equivalents, end of period                     $  14,371,452     $   11,999,643

See accompanying Notes to Consolidated Financial Statements

             RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                            (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                         1997                1996

Cash payments made for interest, net of
  capitalized interest                            $   11,190,781     $    5,924,186

Cash payments made for income taxes               $    1,000,000     $    4,600,000


1997

Purchase of property and equipment financed through payables totaled $6,676,759

Tax benefit arising from the exercise of stock options under the Company's Non-Statutory Stock Option Plan totaled $542,378.


1996

Purchase of property and equipment financed through payables totaled $18,724,842.

Tax benefit arising from the exercise of stock options under the Company's Non-Statutory Stock Option Plan totaled $501,893.

Purchase of land financed through payables totaled $10,000.

            RIO HOTEL & CASINO, INC. and SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Rio Hotel & Casino, Inc. and its wholly owned subsidiaries Rio Properties, Inc. ("Rio Properties" which owns and operates the Rio Suite Hotel & Casino [the "Rio"] in Las Vegas, Nevada), Rio Development Company, Inc., Rio Resort Properties, Inc., Rio Leasing, Inc. and Rio Properties' wholly owned subsidiaries, HLG, Inc. and Cinderlane, Inc. (collectively the "Company").

      All significant intercompany balances and transactions have been eliminated in consolidation.

      The consolidated balance sheet as of June 30, 1997 and the related consolidated statements of income for the three and six month periods ended June 30, 1997 and 1996 and consolidated statement of cash flows for the six month periods ended June 30, 1997 and 1996 are unaudited and, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1996.

NOTE 2 - PREOPENING EXPENSE

      On February 7, 1997 the Company opened the Masquerade Village casino, retail, dining and entertainment complex and approximately 1,000 new suites. Operating expenses for the first quarter and the first six months of 1997 include $11.2 million in one-time preopening expenses, consisting primarily of direct incremental personnel costs and advertising and marketing expenses, associated with this expansion.

NOTE 3 - LONG-TERM DEBT

      On February 4, 1997, the Company entered into an agreement with Salomon Brothers Inc and BancAmerica Securities, Inc. for the sale by the Company of $125 million in principal amount of the Company's 9 1/2% Senior Subordinated Notes Due 2007. The net proceeds from the sale of the notes, which were received on February 11, 1997 net of an original issue discount of 2.75%, were $121,562,500.


NOTE 4 - EARNINGS PER COMMON SHARE

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for financial statements issued for periods after December 15, 1997 and replaces currently reported earnings per share with "basic", or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period, while diluted earnings per share reflects the additional dilution for all potentially dilutive securities, such as stock options. Earlier application of SFAS 128 is not permitted, and the Company will adopt the provisions of SFAS 128 for 1998 financial statements, including the required restating of all previously reported earnings per share.

     The following table reflects the Company's pro-forma earnings per share for the three and six month periods ended
     June 30, 1997 and 1996 as determined in accordance with SFAS
     128:


                                Three Months      Six Months Ended
                                   Ended              June 30,
                                  June 30,
                               1997      1996      1997      1996
     Earnings per share:
               As reported    $ 0.31    $ 0.25    $ 0.20    $ 0.50
               Basic          $ 0.31    $ 0.25    $ 0.20    $ 0.50
               Diluted        $ 0.31    $ 0.25    $ 0.20    $ 0.50


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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

  OVERVIEW

  During the first six months of 1997, the Masquerade Village and Tower expansion project was phased into operation. The Masquerade Village and Tower expansion consisted of (i) the Masquerade Village opening on February 7, 1997, including five new restaurants, 21 retail shops, approximately 30,000 square feet of gaming area, the "Masquerade Show in the Sky", an interactive entertainment attraction featuring parade floats with live entertainers suspended from the Masquerade Village's ceiling, and approximately 1,000 new suites placed into service in phases through mid-March 1997 (including 447 which were available as of December 31, 1996) and (ii) in mid-May 1997, the opening of 31 new suites on the upper floors of the 41-story Masquerade Tower, and the VooDoo Restaurant and Lounge on the 40th and 41st floors offering panoramic views of the Las Vegas valley.

  In addition, during the first quarter of 1997, the Company entered into an agreement to purchase a 60% equity interest in the Seven Hills Golf Course ("the Golf Course") located approximately 15 minutes south of the Rio. On August 5, 1997, the Company agreed to purchase 100% of the Golf Course. The Company presently expects that closing of escrow should occur during the third quarter of 1997, and the Golf Course, which will be renamed Rio Secco Golf Club and operated primarily as an amenity for the Rio's local and tourist customers, is scheduled to open in early October 1997.

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

  REVENUES

  The Company's net revenues increased to $97.2 million in the second quarter of 1997 from $54.8 million in the same period in the prior year, an increase of $42.4 million or 77%.
  Casino revenues increased $23.4 million, or 85%, to $51.0 million for the three months ended June 30, 1997 compared to $27.6 million in the second quarter of 1996. With the opening of the Masquerade Village casino area on February 7, 1997, the average number of slot machines and table games available increased from 1,899 and 76, respectively, in the second quarter of 1996 to 2,533 and 106, respectively, in the current year period. Table game revenues were $26.8 million for the three months ended June 30, 1997, an increase of $16.4 million, or 156%, from the $10.5 million reported in the same period in the prior year. When comparing the current year's three month period ended June 30, 1997 and the same period in the prior year, the table game hold percentage was 21.4% and 17.3%, respectively, and table game handle increased to $125.3 million, or 107%, from $60.6 million. Increased customer traffic associated with the Masquerade Village and Tower, and an increased emphasis by management on marketing to table game customers with higher credit limits and higher average wagers are considered by management to be the primary contributors to the increased table game revenues. Slot machine revenues were $22.5 million in the second quarter of 1997, an increase of $6.7 million, or 42%, from 1996 second quarter revenues of $15.8 million. The increase in the average number of slot machines available and the increase in customer traffic associated with the Masquerade Village and Tower expansion are considered by management to be the primary reasons for the increase in slot machine revenues. Other casino revenues, consisting of the race and sports books, keno and poker increased from $1.3 million in the period ended June 30, 1996 to $1.7 million in the current year's second quarter.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (continued)

THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (continued)


  Room revenues increased by $7.9 million, or 80%, to $17.7 million in the second quarter of 1997 from $9.9 million in the same period in the prior year. Management believes that the primary reasons for the increase in room revenues were the additional availability of the new suites in the Masquerade Tower and an increase in the average room rate from $73 in the second quarter of 1996 to $89 in the current year's quarter. The occupancy rate was 88.6% during the quarter ended June 30, 1997 compared to 96.2% for the same quarter in the prior year, with 83,601 and 63,341 more rooms being available and occupied, respectively, in the 1997 three month period.

  Food and beverage revenues increased $10.8 million, or 60%, to $28.9 million in the three months ended June 30, 1997 compared to $18.1 million in the second quarter of 1996. Management believes that the opening of Masquerade Village, including the initial five new restaurants and bars on February 7, 1997 and the VooDoo Restaurant and Lounge on May 24, 1997 and increased customers generated through the additional rooms, were the primary reasons for the increase. An increase in the average food check also contributed to the increase in food and beverage revenues.

  Other revenues increased by $2.5 million to $6.5 million in the current year's second quarter from $4.0 million in the prior year period. The primary reasons for this increase were an increase in gift shop and other retail sales, increased telephone revenues due to the increase in rooms occupied, and shop rentals received from the retail outlets leased to third parties in the Masquerade Village.

  OPERATING MARGINS

  Operating profit as a percentage of net revenue was 18% and 20% for the quarters ended June 30, 1997 and 1996, respectively. The casino operating margin was 50% in the three months ended June 30, 1997 compared to 53% in the same period in the prior year. Payroll and other volume related expenses, including casino marketing and promotional costs, together with an increase in reserves for uncollectibility of casino receivables of $5.4 million in the current year's quarter compared to $0.1 million in the prior year's period, which is directly related to the Company's increased emphasis on marketing to table game customers with higher credit limits, are considered to be the primary contributors to the decrease in the casino operating profit margin. For the three months ended June 30, 1997 and 1996, hotel operating profits were 69% and 66%, respectively, food and beverage operating profits were 24% and 25%, respectively, and other operating department profit margins were 35% and 49%, respectively. The decrease in the operating profit margin for other departments is primarily due to the increase in retail sales and the correspondingly higher costs of sales, payroll and other expenses associated with retail sales and expenses associated with the operation of the "Masquerade Show in the Sky" which commenced operations on February 7, 1997. Selling, general and administrative expenses increased from 14% to 16% of net revenues, primarily due to a $2.2 million increase in advertising expenses and a $2.6 million increase in payroll and payroll related expenses.

  PROMOTIONAL ALLOWANCES

  Promotional allowances, which represent the retail value of rooms, food, beverage and other services provided to customers without charge, were 7% and 9% of total revenues for the quarters ended June 30, 1997 and 1996, respectively. The decrease in promotional allowances as a percentage of total revenues is primarily due to the increase in total revenues.

  DEPRECIATION AND AMORTIZATION

  Depreciation and amortization increased by $2.7 million, or 64%, to $6.9 million in the second quarter of 1997 compared to $4.2 million in the prior year's second quarter. This increase is primarily attributable to depreciation and amortization expense associated with the opening of the Masquerade Village and Tower.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (continued)

THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (continued)


  OTHER INCOME (EXPENSE)

   Interest expense increased by $4.7 million to $7.2 million in the second quarter of 1997 from $2.5 million in the same period in 1996. Interest expense was reduced by $0.5 million and $1.1 million for the three month periods ended June 30, 1997 and 1996, respectively, due to interest being capitalized on the Masquerade Village expansion in 1996 and 1997 on the cost of the acreage adjacent to the Rio that has been acquired for possible future expansion of the Rio's complex. In addition, interest expense was higher in the current year's quarter due to the issuance on February 11, 1997 of $125 million in principal amount of 9 1/2% Senior Subordinated Notes Due 2007.

  NET INCOME

  Net income for the second quarter of 1997 was $6.6 million, or $0.31 per common share, compared to $5.5 million or $.25 per common share in the prior year period.


SIX MONTHS ENDED JUNE 30, 1997 AND 1996

  REVENUES

  The Company's net revenues increased to $167.1 million for the six month period ended June 30, 1997 from $109.9 million in the same period in the prior year, an increase of $57.2 million or 52%. Casino revenues increased $27.8 million, or 49%, to $84.1 million for the first half of 1997 compared to $56.2 million in the first six months of 1996. With the opening of the Masquerade Village casino area on February 7, 1997, the average number of slot machines and table games available increased from 1,949 and 76 in the six months ended June 30, 1996 to 2,408 and 101 in the current year period. Table game revenues were $40.5 million for the six months ended June 30, 1997, an increase of $19.7 million, or 94%, from the $20.8 million reported in the same period in the prior year. When comparing the current year's six month period and the same period in the prior year, the table game hold percentages were 17.1% and 16.1%, respectively, and table game handle increased to $237.0 million, or 83%, from $129.7 million. The increase in table game handle is considered to be primarily due to the increased number of table games available and the increased foot traffic associated with the Masquerade Village and Tower expansion, and an increased emphasis by management on marketing to customers with higher credit limits and average wagers. Slot machine revenues were $40.5 million in the first six months of 1997, an increase of $8.1 million, or 25%, from $32.4 million in the same period in 1996. The increase in the average number of slot machines available and the increase in customer traffic associated with the Masquerade Village and Tower expansion are considered to be the primary reasons for the increase in slot machine revenues. Other casino revenues, consisting of the race and sports books, keno and poker, were $3.0 million for each of the periods ended June 30, 1997 and 1996.

  Room revenues increased by $12.4 million, or 61%, to $32.7 million for the six months ended June 30, 1997 from $20.3 million in the same period in the prior year. Management believes that the primary reasons for the increase in room revenues were the additional availability of the new suites in the Masquerade Tower and an increase in the average room rate from $75 in the first half of 1996 to $89 in the current year's six month period. The occupancy rate was 90.6% during the six months ended June 30, 1997 compared to 96.5% for the same period in the prior year, with 122,262 and 94,150 more rooms being available and occupied, respectively, in the 1997 six month period.

  Food and beverage revenues increased $16.9 million, or 48%, to $52.2 million in the six months ended June 30, 1997 compared to $35.3 million in the first half of 1996. Management believes that the opening of Masquerade Village, including the initial five new restaurants and bars on February 7, 1997 and the VooDoo

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (continued)

SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (continued)


  Restaurant and Lounge on May 24, 1997 and increased customers generated through the additional rooms and expanded casino and entertainment areas, were the primary reasons for the increase. An increase in the average food check also contributed to the increase in food and beverage revenues.

  Other revenues increased by $4.1 million to $11.7 million in the first six months of 1997 from $7.6 million in the prior year period. The primary reasons for this increase were an increase in gift shop and other retail sales, increased telephone revenues due to the increase in rooms occupied, and shop rentals received from the retail outlets leased to third parties in the Masquerade Village.

  OPERATING MARGINS

  Before preopening expense, operating profit as a percentage of net revenue was 18% and 20% for the six months ended June 30, 1997 and 1996, respectively. The one-time preopening expenses, which consisted primarily of direct incremental personnel costs and advertising and marketing expenses associated with the opening of the Masquerade Village and Tower on February 7, 1997, totaled approximately $11.2 million. The casino operating margin was 48% in the six months ended June 30, 1997 compared to 54% in the same period in the prior year. Payroll and other volume related expenses, increased casino marketing and promotional costs and an increase in reserves for uncollectibility of casino receivables of $5.7 million for the six months ended June 30, 1997 compared to $0.4 million in the same period in the prior year, which is directly related to the Company's increased emphasis on marketing to table game customers with higher credit limits, are the primary contributors to the decrease in the casino operating profit margin. For the six months ended June 30, 1997 and 1996, hotel operating profits were 71% and 67%, respectively, food and beverage operating profits were 23% and 24%, respectively, and other operating department profit margins were 39% and 48%, respectively. The decrease in the operating profit margin for other departments is primarily due to the increase in retail sales and the correspondingly higher costs of sales, payroll and other expenses associated with retail sales and expenses associated with the operation of the "Masquerade Show in the Sky" which opened on February 7, 1997. Selling, general and administrative expenses increased from 14% to 15% of net revenues, primarily due to a $2.6 million increase in advertising expenses and a $3.3 million increase in payroll and payroll related expenses.

  PROMOTIONAL ALLOWANCES

  Promotional allowances, which represent the retail value of rooms, food, beverage and other services provided to customers without charge, were 8% and 9% of total revenues for the six month periods ended June 30, 1997 and 1996, respectively. The decrease in promotional allowances as a percentage of total revenues is primarily due to the increase in total revenues.

  DEPRECIATION AND AMORTIZATION

  Depreciation and amortization increased by $4.0 million, or 48%, to $12.2 million in the first six months of 1997 compared to $8.3 million in the prior year period. This increase is primarily attributable to depreciation and amortization expense associated with the opening of the Masquerade Village and Tower.

  OTHER INCOME (EXPENSE)

  Interest expense increased by $6.7 million to $12.1 million for the six months ended June 30, 1997 from $5.4 million in the same period in 1996. Interest expense was reduced by $2.8 million and $1.5 million for the six month periods ended June 30, 1997 and 1996, respectively, due to interest being capitalized on the Masquerade Village expansion in 1996 and for the period prior to its opening in 1997, and, during the first six months of 1997, on the cost of the acreage adjacent to the Rio that has been acquired for possible future expansion of the Rio's complex. In addition, interest expense was higher in the current year's six month period due to the issuance on February 11, 1997 of $125 million in principal amount of 9 1/2% Senior Subordinated Notes Due 2007.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (continued)

SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (continued)


  NET INCOME

  Net income for the six month period ended June 30, 1997, after deducting $11.2 million of preopening expenses associated with the opening of the Masquerade Village and Tower, was $4.2 million. Adjusted on a pro forma basis for the one-time charge of $11.2 million for preopening expense, net income for the first half of 1997 would have been $11.3 million. This compares to net income in the first six months of 1996 of $10.8 million.

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

LIQUIDITY AND CAPITAL RESOURCES

  On February 4, 1997, the Company entered into an agreement with Salomon Brothers Inc and BancAmerica Securities, Inc. for the sale of $125.0 million in principal amount of the Company's 9 1/2% Senior Subordinated Notes Due 2007. Approximately $112.0 of the net proceeds of $121.6 million were utilized to reduce the principal amount that had been drawn under the Company's $200.0 line of credit with Bank of America, thereby increasing the amount available to the Company under the line of credit by a corresponding amount.

  During the first six months of 1997, net cash provided by operating activities was $17.5 million. Net cash used in investing activities was $60.8 million, including approximately $43.1 million related to the construction of the Masquerade Village and Tower expansion, $5.6 million in land acquisitions adjacent to the Rio and $7.8 million for the investment in the Rio Secco Golf Club. The Company arranged for an $8.0 million loan from Bank of America that was funded in May 1997 as partial funding of its estimated $27.0 million investment in the Rio Secco Golf Club, which includes a $4.5 million club house scheduled to open in the spring of 1998.

  Based upon cash on hand, cash available through borrowings under the $200.0 million line of credit, $130.0 million of which was available as of June 30, 1997, and cash provided by operations, the Company believes that it has adequate cash available to fund real estate purchase commitments, investment commitments associated with the acquisition of the golf course and operations.

                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  On March 27, 1996, a complaint in a purported class action lawsuit (TOM PAYNE, ET AL. V. AZTAR CORPORATION, ET AL., Case No. 698592) was filed in the Superior Court of California, County of San Diego, against a number of gaming entities, including the Company. The complaint, which is primarily a narrower version of the other class action suits filed against the gaming industry, alleges that the defendants have engaged in a course of conduct intended to induce persons to play gaming devices based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Company joined in an attempt to remove the case to federal court which was not successful. The Company filed a motion to dismiss the complaint for lack of personal jurisdiction. The motion is pending. In the interim, several defendants which did not have jurisdiction motions filed a motion to demur, arguing that the action should not be considered by the California court because the matter is relegated to the Nevada regulatory system pursuant to the Commerce Clause of the U.S. Constitution. After a hearing conducted on July 11, 1997, the court sustained the demur without leave to amend. Although the Company is still technically a defendant in the case, management believes that the court's ruling will be applied to all defendants and the Company will be dismissed from the action. In addition, management believes that the substance of the complaint is without merit and the Company intends vigorously to defend the allegations if the action is not dismissed against the Company pursuant to the demur.

  For additional information on litigation in which the Company is a party, see the Company's report on Form 10-K for the year ended December 31, 1996, Part I, Item 3, and the Company's report on Form 10-Q for the quarter ended March 31, 1997, Part II, Item 1.

ITEM 2.  CHANGES IN SECURITIES

  During the first quarter of 1997, certain options granted pursuant to the Company's Non-Statutory Stock Option Plan were exercised, resulting in the issuance of 115,200 shares of the Company's Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  NONE

ITEM 5.  OTHER INFORMATION

  The Company has entered into an agreement with Paradise Valley, L.L.C., to submit a bid for one of the three gaming licenses to be issued by the City of Detroit, Michigan. Paradise Valley, L.L.C. is a Michigan limited liability company whose members are primarily comprised of residents of Detroit, including former Detroit Mayor Coleman Young. The Company and Paradise Valley, L.L.C. have formed Paradise Valley Rio, L.L.C., a Michigan limited liability company, as the formal entity seeking one of the three gaming licenses. Plans for a Detroit project are in the conceptual bidding phase, and are contingent upon licensing and financing issues.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS


     EXHIBIT
     NUMBER                          DESCRIPTION

      4.01 Thirteenth Amendment to Credit Agreement dated as of August 8, 1997 among Rio Properties, Inc. and Rio Leasing, Inc., as Borrowers, Bank of America National Trust and Savings Association, as Agent and as a Bank, and Wells Fargo Bank National Association, First Security Bank, N.A., NBA Bank, Societe Generale, U.S. Bank of Nevada, Bank of Scotland, PNC Bank, National Association, Successor By Merger to Midlantic Bank, N.A., and Bank of Hawaii, as Banks

      10.01 Purchase Agreement dated as of June 1, 1997 among Rio Development Company, Inc. and Seven Hills Golf Limited Partnership

      11.01    Computation of Earnings Per Common Share

      27.01    Financial Data Schedule


  (b)  REPORTS ON FORM 8-K

     NONE

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Rio Hotel & Casino, Inc.
                                                (Registrant)



      August 12, 1997                      /S/ RONALD J. RADCLIFFE
           (Date)                          RONALD J. RADCLIFFE
                                           Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                            Principal Financial Officer)

                          EXHIBIT INDEX


                                                           SEQUENTIAL PAGE
EXHIBIT                     DESCRIPTION                         NUMBER

  4.01    Thirteenth Amendment to Credit Agreement dated          18
          as of August 8, 1997 among Rio Properties, Inc.
          and Rio Leasing, Inc., as Borrowers, Bank of
          America National Trust and Savings Association, as Agent and as a Bank, and Wells Fargo Bank
          National Association, First Security Bank,
          N.A., NBA Bank, Societe Generale, U.S. Bank of
          Nevada, Bank of Scotland, PNC Bank, National
          Association, Successor By Merger to Midlantic
          Bank, N.A., and Bank of Hawaii, as Banks

 10.01    Purchase Agreement dated as of June 1, 1997             31
          among Rio Development Company, Inc. and Seven
          Hills Golf Limited Partnership

 11.01    Computation of Earnings per Common Share                47

 27.01    Financial Data Schedule                                 49