Form 10-Q
period 1997-09-30
RIO HOTEL & CASINO INC
filed 1997-10-31
CIK 734380

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:        September 30, 1997
                                    ---------------------------------
                               OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:                to
                                    ---------------    --------------

Commission file number                     1-11569
                      -----------------------------------------------

                      RIO HOTEL & CASINO, INC.
---------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            NEVADA                                 95-3671082
-------------------------------             -------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

3700 West Flamingo Road, Las Vegas, Nevada                  89103
---------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                         (702) 252-7733
---------------------------------------------------------------------
      (Registrant's telephone number, including area code)

                         Not Applicable
---------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
   -------   -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                21,453,360 shares of Common Stock,
              $0.01 par value as of October 29, 1997
---------------------------------------------------------------------

                            FORM 10-Q

                        TABLE OF CONTENTS


                                                                 PAGE
                                                                NUMBER

PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements                                  3
             Consolidated Balance Sheets                           3
             Consolidated Statements of Income                     4
             Consolidated Statements of Cash Flows                 5
             Supplemental Disclosure of Cash Flow Information      6
             Notes to Consolidated Financial Statements            7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations         9

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                    15

     Item 2. Changes in Securities                                15

     Item 3. Defaults Upon Senior Securities                      15

     Item 4. Submission of Matters to a Vote of Security Holders  15

     Item 5. Other Information                                    15

     Item 6. Exhibits and Reports on Form 8-K                     15

SIGNATURES                                                        16

EXHIBIT INDEX                                                     17


        RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS

                                                      September 30,             December 31,
                                                          1997                      1996
                                                    ----------------          ---------------
                                                      (Unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents                         $    13,762,819           $   10,623,094
  Accounts receivable, net                               22,552,463                8,690,105
  Federal income taxes receivable                                -                 1,147,106
  Inventories                                             4,739,936                3,871,345
  Prepaid expenses and other current assets               7,429,651                5,534,895
                                                    ----------------          ---------------
    Total current assets                                 48,484,869               29,866,545
                                                    ----------------          ---------------
Property and equipment:
  Land and improvements                                  86,047,368               51,311,851
  Building and improvements                             406,396,476              196,918,053
  Equipment, furniture and improvements                  79,827,477               72,052,458
  Less: accumulated depreciation                        (76,326,969)             (60,501,211)
                                                    ----------------          ---------------
                                                        495,944,352              259,781,151
  Construction in progress                                  265,978              190,210,277
                                                    ----------------          ---------------
    Net property and equipment                          496,210,330              449,991,428
                                                    ----------------          ---------------
Other assets, net                                        14,094,004               14,691,613
                                                    ----------------          ---------------
                                                    $   558,789,203           $  494,549,586
                                                    ================          ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt              $     1,265,510           $      352,239
  Accounts payable                                        7,308,067                5,854,830
  Accrued expenses                                       24,771,022               11,967,407
  Accounts payable - related party                        2,121,363               19,604,470
  Accrued interest                                        8,392,763                7,072,067
                                                    ----------------          ---------------
    Total current liabilities                            43,858,725               44,851,013
                                                    ----------------          ---------------
Non-current liabilities:
  Long-term debt, less current maturities               304,013,531              253,949,283
  Deferred income taxes                                  14,773,002               13,874,060
                                                    ----------------          ---------------
    Total non-current liabilities                       318,786,533              267,823,343
                                                    ----------------          ---------------
    Total liabilities                                   362,645,258              312,674,356
                                                    ----------------          ---------------
Stockholders' equity:
  Common stock, $0.01 par value;
   100,000,000 shares authorized;
   21,412,841 and 21,170,441 shares
   issued and outstanding                                   214,129                  211,705
  Additional paid-in capital                            115,439,296              113,140,798
  Retained earnings                                      80,490,520               68,522,727
                                                    ----------------          ---------------
    Total stockholders' equity                          196,143,945              181,875,230
                                                    ----------------          ---------------
                                                    $   558,789,203           $  494,549,586
                                                    ================          ===============

See accompanying Notes to Consolidated Financial Statements


                         RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)

                                                   Three Months Ended                    Nine Months Ended
                                          -----------------------------------    -----------------------------------
                                           Sept. 30, 1997     Sept. 30, 1996      Sept. 30, 1997     Sept. 30, 1996
                                          ----------------   ----------------    ----------------   ----------------
Revenues:
  Casino                                   $   57,155,106     $   26,854,235      $  141,215,071     $   83,082,679
  Room                                         17,667,809          9,789,581          50,398,228         30,112,121
  Food and beverage                            30,888,182         17,719,076          83,048,512         52,992,883
  Other                                         7,006,583          3,876,265          18,694,761         11,446,560
  Casino promotional allowances                (9,142,737)        (5,012,827)        (22,663,473)       (14,546,973)
                                           ---------------    ---------------     ---------------    ---------------
                                              103,574,943         53,226,330         270,693,099        163,087,270
                                           ---------------    ---------------     ---------------    ---------------
Expenses:
  Casino                                       30,684,216         14,111,383          74,432,544         40,005,532
  Room                                          5,347,864          3,237,079          14,996,447          9,876,771
  Food and beverage                            24,111,801         13,660,134          64,025,064         40,615,871
  Other                                         4,154,300          1,959,971          11,253,083          5,862,380
  Selling, general and administrative          13,529,920          7,652,922          38,062,029         23,539,507
  Depreciation and amortization                 6,440,433          4,283,761          18,677,833         12,538,158
  Preopening expense                                   -                  -           11,200,000                 -
                                           ---------------    ---------------     ---------------    ---------------
                                               84,268,534         44,905,250         232,647,000        132,438,219
                                           ---------------    ---------------     ---------------    ---------------
Operating profit                               19,306,409          8,321,080          38,046,099         30,649,051

Interest expense                                7,101,757          1,757,065          19,199,170          7,112,247
                                           ---------------    ---------------     ---------------    ---------------
Income before income tax                       12,204,652          6,564,015          18,846,929         23,536,804

Income tax provision                           (4,449,386)        (2,297,532)         (6,879,136)        (8,469,211)
                                           ---------------    ---------------     ---------------    ---------------
Net income                                 $    7,755,266     $    4,266,483      $   11,967,793     $   15,067,593
                                           ===============    ===============     ===============    ===============
Earnings per common share:
    Net income                             $         0.36     $         0.20      $         0.55     $         0.70
    Weighted average number of common      ===============    ===============     ===============    ===============
     shares outstanding                        21,830,799         21,519,072          21,574,545         21,549,457
                                           ===============    ===============     ===============    ===============


See accompanying Notes to Consolidated Financial Statements

             RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                           ------------------------------------
                                                                  1997                1996
                                                           ----------------     ---------------
Cash flows from operating activities:
  Net income                                               $    11,967,793      $   15,067,593
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Compensation expense recognized from
       stock option grant                                           86,560              79,409
     Depreciation and amortization                              18,677,833          12,538,163
     Provision for uncollectible accounts                       11,603,861              63,872
     Deferred income taxes                                       1,289,832             742,490
     (Increase) decrease in assets:
       Accounts receivable                                     (25,466,219)         (1,428,276)
       Inventories                                                (868,591)         (1,936,951)
       Prepaid expenses and other current assets                (1,364,247)             67,453
       Other, net                                                1,029,446             454,061
     Increase (decrease) in liabilities:
       Accounts payable                                          1,453,236            (542,729)
       Accrued expenses                                         12,803,614           4,964,299
       Accrued interest                                          1,320,696          (1,438,175)
                                                           ----------------     ---------------
Net cash provided by operating activities                       32,533,814          28,631,209
                                                           ----------------     ---------------
Cash flows from investing activities:
  Purchase of land and improvements                             (6,062,970)        (11,500,910)
  Purchase of equipment, furniture and
    improvements                                               (54,506,586)       (112,036,884)
  Funds used for purchase of golf course                       (16,386,159)                 -
                                                           ----------------     ---------------
Net cash used in investing activities                          (76,955,715)       (123,537,794)
                                                           ----------------     ---------------
Cash flows from financing activities:
  Proceeds from borrowings                                      82,200,000          86,000,000
  Net proceeds from issuance of senior
    subordinated notes                                         121,562,500                  -
  Net proceeds from common stock issuance                        1,292,963           1,146,710
  Payments on notes and loans payable                         (157,493,837)            (32,527)
  Repurchase of common stock                                            -           (1,209,850)
                                                           ----------------     ---------------
Net cash provided by financing activities                       47,561,626          85,904,333
                                                           ----------------     ---------------
Net increase (decrease) in cash and cash equivalents             3,139,725          (9,002,252)
Cash and cash equivalents, beginning of period                  10,623,094          19,992,695
                                                           ----------------     ---------------
Cash and cash equivalents, end of period                   $    13,762,819      $   10,990,443
                                                           ================     ===============


See accompanying Notes to Consolidated Financial Statements


                 RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                (Unaudited)

                                                               Nine Months Ended
                                                                  September 30,
                                                      ---------------------------------
                                                             1997              1996
                                                      ---------------    --------------
Cash payments made for interest, net of
  capitalized interest                                $   17,596,459     $   7,736,982
                                                      ===============    ==============
Cash payments made for income taxes                   $    2,500,000     $   6,600,000
                                                      ===============    ==============

Non-cash investing and financing activities:

  Purchase of property and equipment financed
    through accounts payable                          $    2,121,363     $  24,178,394
                                                      ===============    ==============
  Debt assumed in purchase of land and golf
    course                                            $    4,483,448     $     215,110
                                                      ===============    ==============
  Debt incurred in the purchase of land               $           -      $   1,000,000
                                                      ===============    ==============
  Financing of equipment purchases                    $           -      $     961,147
                                                      ===============    ==============
  Tax benefit arising from the exercise of
    non-qualified options under the Company's
    stock option plans                                $      921,399     $     556,213
                                                      ===============    ==============

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

      The consolidated balance sheet as of September 30, 1997 and the related consolidated statements of income for the three and nine month periods ended September 30, 1997 and 1996 and consolidated statement of cash flows for the nine month periods ended September 30, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1996. The consolidated balance sheet at December 31, 1996 contained herein was derived from audited financial statements, but does not include all disclosures included in the Company's annual report for the year ended December 31, 1996, and applicable under generally accepted accounting principles.

NOTE 2 - PREOPENING EXPENSE

      On February 7, 1997 the Company opened the Masquerade Village casino, retail, dining and entertainment complex. In addition, the Company opened approximately 1,000 new suites beginning December 31, 1996 through the first six months of 1997. Operating expenses for the first nine months of 1997, all of which were included in the three months ended March 31, 1997, include $11.2 million in one-time preopening expenses, consisting primarily of direct incremental personnel costs and advertising and marketing expenses, associated with the expansion.

NOTE 3 - LONG-TERM DEBT

      On February 4, 1997, the Company entered into an agreement with Salomon Brothers Inc and BancAmerica Securities, Inc. for the sale by the Company of $125 million in principal amount of the Company's 9 1/2% Senior Subordinated Notes Due 2007. The net proceeds from the sale of the notes, which was received on February 11, 1997 net of an original issue discount of 2.75%, was $121,562,500.

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

      The   following  table  reflects  the  Company's  pro-forma
      earnings  per  share for the three and nine  month  periods
      ended  September  30,  1997  and  1996  as  determined   in
      accordance with SFAS 128:


                        Three Months Ended      Nine Months Ended
                          September 30,           September 30,
                       --------------------    -------------------
                         1997        1996        1997       1996
                       --------    --------    --------   --------
Earnings per share:
          As reported   $ 0.36      $ 0.20      $ 0.55     $ 0.70
          Basic         $ 0.36      $ 0.23      $ 0.56     $ 0.71
          Diluted       $ 0.35      $ 0.20      $ 0.55     $ 0.70


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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

  OVERVIEW

  During the first six months of 1997, the Masquerade Village and Tower expansion project was phased into operation, which consisted of the opening of (i) the Masquerade Village on February 7, 1997, including five new restaurants, 21 retail shops, approximately 30,000 square feet of gaming area, the "Masquerade Show in the Sky", an entertainment event featuring parade floats with live entertainers suspended from the Masquerade Village's ceiling; and the addition of approximately 1,000 new suites, 447 of which became available as of December 31, 1996 with the additional new suites becoming available in mid-March 1997; and (ii) in mid-May 1997, the opening of the upper most floors of the 41-story Masquerade Tower including 31 new suites and the VooDoo Restaurant and Lounge on the 40th and 41st floors which offers panoramic views of the Las Vegas valley.

  In  addition,  during the third quarter of  1997,  the  Company consummated  the  purchase  of  the  Seven  Hills  Golf  Course located approximately 15 minutes south of the Rio. The facility has been renamed the Rio Secco Golf Club. The Company intends to use the course to provide a golf school and golf vacation packages to its guests, and provide play on the course primarily to the Rio's local and tourist customers. The golf course opened for play in October 1997, and the clubhouse is scheduled to open in the spring of 1998.

  The Company, together with Paradise Valley, L.L.C., a Michigan limited liability company ("Paradise Valley"), has filed a joint application with the City of Detroit, Michigan to obtain one of the three licenses to operate a hotel/casino in that venue. Pursuant to the terms of the agreement with Paradise Valley, the Company would be the majority owner and controlling partner of the joint venture company, and would receive a management fee based on gross revenues for operating the joint venture business. The total investment is estimated to be approximately $750 million, with the Company to provide $150 million in equity capital and to raise the balance of the anticipated investment through project financing obtained by the joint venture company. At the present time, there are a number of applicants for the three licenses that will be granted in the City of Detroit, including two groups that have been designated to receive special consideration by the City of Detroit. Plans for a Detroit project are in the conceptual bidding phase, and are contingent upon licensing and financing issues. There can be no assurance that the Company and
  Paradise Valley will be successful in securing one of the gaming licenses.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  REVENUES

  The Company's net revenues increased to $103.6 million in the three months ended September 30, 1997 from $53.2 million in the three months ended September 30, 1996, an increase of $50.3 million or 95%. Casino revenues increased $30.3 million, or 113%, to $57.2 million for the three months ended September 30, 1997, compared to $26.9 million in the three months ended September 30, 1996. With the opening of the Masquerade Village casino area on February 7, 1997, the average number of slot machines and table games available increased from 1,784 and 75, respectively, in the three months ended September 30, 1996 to  2,491  and  106,  respectively, in the three  months  ended
  September 30, 1997. Table game revenues were $33.6 million for the three months ended September 30, 1997, an increase of $24.0 million, or 250%, from the $9.6 million reported in the three months ended September 30, 1996. When comparing the three months ended September 30, 1997 and the three months ended September 30, 1996, the table game hold percentage was 22.3% and 15.7%, respectively, and table game handle increased to $144.9 million, or 137%, from $61.1 million. Management believes that increased customer traffic associated with the Masquerade Village and Tower and an increased emphasis by management  on  marketing to table game customers  with  higher credit limits and higher average wagers, were the primary contributors to the increased table game revenues. Slot machine revenues were $21.7 million in the three months ended September 30, 1997, an increase of $5.9 million, or 37%, from revenues in the three months ended September 30, 1996 of $15.8 million. The increase in the average number of slot machines available and the increase in customer traffic associated with the Masquerade Village and Tower expansion are considered to be the primary reasons for the increase in slot machine revenues. Other casino revenues, consisting of the race and sports books, keno and poker, increased 29% from $1.4 million in the three months ended September 30, 1996 to $1.8 million in the three months ended September 30, 1997, due to the increase in customer traffic associated with the Masquerade Village and Tower expansion.

  Room revenues increased by $7.9 million, or 80%, to $17.7 million in the three months ended September 30, 1997 from $9.8 million in the three months ended September 30, 1996. Management believes that the primary reasons for the increase in room revenues were the additional availability of the new suites in the Masquerade Tower and an increase in the average room rate from $73 in the three months ended September 30, 1996 to $89 in the three months ended September 30, 1997. The occupancy rate was 89.0% during the three months ended September 30, 1997, compared to 94.3% for the three months ended September 30, 1996, with 79,813 and 63,389 more rooms being available and occupied, respectively, in the three months ended September 30, 1997.

  Food and beverage revenues increased $13.2 million, or 74%, to $30.9 million in the three months ended September 30, 1997, compared to $17.7 million in the three months ended September 30, 1996. Management believes that the opening of the Masquerade Village, including the initial five new restaurants and bars on February 7, 1997, and the VooDoo Restaurant and Lounge on May 24, 1997, and increased customers generated through the additional rooms, were the primary reasons for the increase. An increase in the average food check also contributed to the increase in food and beverage revenues.

  Other revenues increased $3.1 million, or 81%, to $7.0 million in the three months ended September 30, 1997, from $3.9 million in the three months ended September 30, 1996. The primary reasons for this increase were an increase in showroom admissions, gift shop and other retail sales, increased telephone revenues due to the increase in rooms occupied, and shop rentals received from the retail outlets leased to third parties in the Masquerade Village.

  OPERATING MARGINS

  Operating  profit as a percentage of net revenue  was  19%  for the three months ended September 30, 1997 and 16% for the three months ended September 30, 1996, respectively. The casino operating margin was $26.5 million, or 46%, in the three months ended September 30, 1997 compared to $12.7 million, or 47%, in the three months ended September 30, 1996. Management believes that payroll and other volume related expenses, including casino marketing and promotional costs, together with an increase in reserves associated with the potential uncollectibility of casino receivables of $6.2 million in the three months ended September 30, 1997 compared to no change in the three months ended September 30, 1996, were primary contributors to the decrease in the casino operating profit margin. For the three months ended September 30, 1997 and 1996, hotel operating profits were 70% and 67%, respectively; food and beverage operating profits were 22% and 23%, respectively; and other operating department profit margins were 41% and 49%, respectively, with the decrease primarily due to the increase in retail sales and the correspondingly higher costs of sales, payroll and other expenses associated with retail sales and expenses associated with the operation of the "Masquerade Show in the Sky" which commenced operations on February 7, 1997. Selling, general and administrative expenses as a percentage of net revenue, decreased from 14% for the three months ended September 30, 1996 to 13% for the three months ended September 30, 1997.

  PROMOTIONAL ALLOWANCES

  Promotional allowances, which represent the retail value of rooms, food, beverage and other services provided to customers without charge, were 8% and 9% of total revenues for the three months ended September 30, 1997 and 1996, respectively. The percentage decrease was primarily due to the increase in total revenues.

  DEPRECIATION AND AMORTIZATION

  Depreciation and amortization increased by $2.1 million, or 50%, to $6.4 million in the in the three months ended
  September 30, 1997, compared to $4.3 million in the three months ended September 30, 1996. This increase is primarily attributable to depreciation and amortization expense associated with the opening of the Masquerade Village and Tower.

  OTHER INCOME (EXPENSE)

  Interest expense increased by $5.3 million, or 304%, to $7.1 million in the in the three months ended September 30, 1997, from $1.8 million in the in the three months ended September 30, 1996, primarily due to the issuance on February 11, 1997 of $125 million in principal amount of 9 1/2% Senior Subordinated Notes Due 2007.

  NET INCOME

  Net  income for the three months ended September 30,  1997  was
  $7.8  million,  or  $0.36 per common share,  compared  to  $4.3 million  or  $0.20 per common share for the three months  ended
  September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  REVENUES

  The Company's net revenues increased to $270.7 million for the nine months ended September 30, 1997 from $163.1 million in the nine months ended September 30, 1996, an increase of $107.6 million, or 66%. Casino revenues increased $58.1 million, or 70%, to $141.2 million for the nine months ended September 30, 1997, compared to $83.1 million in the nine months ended September 30, 1996. With the opening of the Masquerade Village casino area on February 7, 1997, the average number of slot machines and table games available increased from 1,880 and 76, respectively, in the nine months ended September 30, 1996 to 2,442 and 102, respectively, in the nine months ended September 30, 1997. Table game revenues were $74.1 million for the nine months ended September 30, 1997, an increase of $43.7 million, or 144%, from the $30.4 million in the nine months ended September 30, 1996. When comparing the nine months ended September 30, 1997 and the nine months ended September 30, 1996, the table game hold percentages were 19.4% and 16.0%, respectively, and table game handle increased to $381.9 million, or 100%, from $190.8 million. Management believes that the increase in table game handle was primarily due to the increased number of table games available and the increased foot traffic associated with the Masquerade Village and Tower expansion, and an increased emphasis by management on marketing to customers with higher credit limits and higher average wagers. Slot machine revenues were $62.2 million in the first nine months ended September 30, 1997, an increase of $13.9 million, or 29%, from $48.3 million in the nine months ended September 30, 1996. Management believes that the increase in the average number of slot machines available and the increase in customer traffic associated with the Masquerade Village and Tower expansion were the primary reasons for the increase in slot machine revenues. Other casino revenues, consisting of the race and sports books, keno and poker, increased 11% to $4.9 million in the nine months ended September 30, 1997 from $4.4 million in the nine months ended September 30, 1996, primarily due to the increased foot traffic associated with the opening of the Masquerade Village and Tower expansion.

  Room revenues increased by $20.3 million, or 67%, to $50.4 million for the nine months ended September 30, 1997 from $30.1 million in the nine months ended September 30, 1996. Management believes that the primary reasons for the increase in room revenues were the additional availability of the new suites in the

  Masquerade Tower and an increase in the average room rate from $74 in the nine months ended September 30, 1996 to $89 in the nine months ended September 30, 1997. The occupancy rate was 90.0% during the nine months ended September 30, 1997, compared to 95.6% for the nine months ended September 30, 1996 same period in the prior year; with 202,075 more rooms being available and occupied in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

  Food and beverage revenues increased $30.0 million, or 57%, to $83.0 million in the nine months ended September 30, 1997 compared to $53.0 million in the first nine months ended September 1996. Management believes that the opening of Masquerade Village, including the initial five new restaurants and bars on February 7, 1997, the opening of the VooDoo Restaurant and Lounge on May 24, 1997 and increased customer traffic generated through the additional rooms and expanded casino and entertainment areas were the primary reasons for the increase. An increase in the average food check also contributed to the increase in food and beverage revenues.

  Other revenues increased by $7.3 million, or 64%, to $18.7 million in the nine months ended September 30, 1997, from $11.4 million in the nine months ended September 30, 1996. The primary reasons for this increase were an increase in showroom admissions, gift shop and other retail sales, increased telephone revenues due to the increase in rooms occupied, and shop rentals received from the retail outlets leased to third parties in the Masquerade Village.

  OPERATING MARGINS

  Before preopening expense, operating profit as a percentage of net revenue was 18% and 19% for the nine months ended
  September 30, 1997 and 1996, respectively. The one-time preopening expenses, which consisted primarily of direct incremental personnel costs and advertising and marketing expenses associated with the opening of the Masquerade Village and Tower on February 7, 1997, totaled approximately $11.2 million. The casino operating margin was 47% in the nine months  ended September 30, 1997 compared to 52%  in  the  nine months ended September 30, 1996. Payroll and other volume related expenses, increased casino marketing and promotional costs and an increase in reserves associated with the potential uncollectibility of casino receivables of $11.8 million for the nine months ended September 30, 1997 compared to $0.1 million in the nine months ended September 30, 1996, are the primary contributors to the decrease in the casino operating profit margin. For the nine months ended September 30, 1997 and 1996, hotel operating profits were 70% and 67%, respectively, food and beverage operating profits were 23% in each of the periods, and other operating department profit margins were 40% and 49%, respectively, with the decrease primarily due to the increase in retail sales and the correspondingly higher costs of sales, payroll and other expenses associated with retail sales and expenses associated with the operation of the "Masquerade Show in the Sky" which opened on February 7, 1997. Selling, general and administrative expenses were 14% of net revenues in each of the nine months ended September 30, 1996.

  PROMOTIONAL ALLOWANCES

  Promotional allowances, which represent the retail value of rooms, food, beverage and other services provided to customers without charge, were 8% and 9% of total revenues for the nine month periods ended September 30, 1997 and 1996, respectively. The decrease in promotional allowances as a percentage of total revenues is primarily due to the increase in total revenues.

  DEPRECIATION AND AMORTIZATION

  Depreciation and amortization increased by $6.2 million, or 49%, to $18.7 million in the nine months ended September 30, 1997, compared $12.5 million in the nine months ended September 30, 1996. This increase is primarily attributable to depreciation and amortization expense associated with the opening of the Masquerade Village and Tower.

  OTHER INCOME (EXPENSE)

  Interest expense increased by $12.1 million, or 170%, to  $19.2 million for the nine months ended

  September 30, 1997, from $7.1 million in the nine months  ended
  September  30, 1996, or 170%, primarily due to the issuance  on
  February  11,  1997 of $125 million in principal  amount  of  9
  1/2% Senior Subordinated Notes Due 2007.

  NET INCOME

  Net income for the nine months ended September 30, 1997, after deducting $11.2 million ($7.1 million net after taxes) of preopening expenses associated with the opening of the Masquerade Village and Tower, was $12.0 million. Adjusted on a pro forma basis for the one-time charge of $7.1 million for preopening expense, net income for the nine months ended September 30, 1997 would have been $19.1 million, compared to net income for the nine months ended September 30, 1996 of $15.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

  On February 4, 1997, the Company issued $125.0 million in principal amount of the Company's 9 1/2% Senior Subordinated Notes Due 2007. Approximately $112.0 million of the net proceeds of $121.5 million were utilized to reduce the principal amount that had been drawn under the Company's $200.0 million bank line of credit (the "Rio Bank Loan") , thereby increasing the amount available to the Company under the line of credit by a corresponding amount.

  During  the  nine  months ended September 30,  1997,  net  cash provided  by operating activities was $32.5 million.  Net  cash used in investing activities was $77.0 million, including approximately $54.5 million related to the construction of the Masquerade Village and Tower expansion, $6.1 million in land acquisitions adjacent to the Rio, and $16.4 million for the acquisition of the Rio Secco Golf Club. The Company obtained an $8.0 million loan from Bank of America in May 1997 as partial funding of its estimated $28.0 million investment, including the assumption of $4.5 million in debt, in the Rio Secco Golf Club, which will include a clubhouse, golf school and other associated amenities.

  Should the Company and its joint venture partners be selected for one of three authorized licenses for hotel-casinos in Detroit, the Company and the joint venture will be required to obtain financing. Based upon present conceptual plans, the total project cost is presently estimated to be approximately $750 million. No assurance can be given that the Company and its joint venture partner will be selected as one of the preferred applicants or that the Company and its joint venture partner will obtain acceptable financing.

  Covenants under the Company's bank line of credit currently restrict the Company's ability to finance the proposed Detroit project. The Company has commenced preliminary discussions with the banks and believes that covenant waivers or amendments can be negotiated. However, no assurance can be given at this time that such waivers or amendments will be received.

  The Company has commenced the first phase of a new master plan (the "New Rio Master Plan"). The first phase of the New Rio Master Plan will include a new road which will provide additional access to the Las Vegas Strip, site work for a future resort, and various additions to the Rio. The improvements to the Rio will include a 100,000 square foot entertainment/ meeting/ special event/ convention center, 10,000 square fleet of new retail space, nine "Palazzo" suites, an additional swimming pool, a 650-car valet parking garage, an authentic Chinese restaurant, 20,000 square feet of additional exhibition space in the Masquerade Village, an expansion of the Shutters premium gaming lounge, creation of a concierge suite level in both of the Rio's existing hotel towers, and an expansion of the Rio's spa. These improvements, along with the new road, are scheduled to open in stages through 1998 and early 1999. The New Rio Master Plan also provides for a separate 3,000-room hotel casino resort on the 43-acre site adjacent to the Rio. The timetable, theme and cost of this separate hotel casino resort project have not yet been established. When the Company elects to proceed beyond the first phase of the New Rio Master Plan, the Company may require additional debt and/or equity financing.

  The Rio Bank Loan is a $200.0 million senior secured reducing revolving credit facility that matures June 30, 2001 obtained from a syndicate of banks led by Bank of America National Trust Savings Association ("Bank of America NT&SA"). As of September 30, 1997, $130.0 million was available for borrowing under the Rio Bank Loan. Proceeds from the Rio Bank Loan may be used for general corporate purposes. The Rio Bank Loan is secured by a first deed of trust on substantially all of the real property owned by Rio Properties, and other real and personal property, and is guaranteed by the Company, which guarantee is secured by a pledge of the capital stock of Rio Properties. The Company is currently engaged in discussions with Bank of America NT&SA to amend and restate the Rio Bank Loan (the "Amended and Restated Rio Bank Loan") to provide for a $275.0 million credit facility that will mature December 31, 2003. The Amended and Restated Rio Bank Loan will provide for greater borrowing capacity, subject to compliance with certain financial tests, and lower pricing. There can be no assurances that the Company will be able to modify the Rio Bank Loan.

  Based upon cash on hand, cash available through borrowing, including additional issuances of debt, and cash provided by operations, the Company believes that it has adequate cash available to fund real estate purchase commitments, the first phase of the New Rio Master Plan, ongoing maintenance and upgrades, investment commitments associated with the acquisition of the Rio Secco Golf Club and the Company's operations.

                   PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

  NONE

ITEM 2.   CHANGES IN SECURITIES

  NONE

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




                                       Rio Hotel & Casino, Inc.
                                             (Registrant)



     October 31, 1997               /s/ Ronald J. Radcliffe
         (Date)                     RONALD J. RADCLIFFE
                                    Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Duly Authorized Officer and
                                     Principal Financial Officer)

                          EXHIBIT INDEX


                                                    SEQUENTIAL PAGE
EXHIBIT                  DESCRIPTION                     NUMBER

 11.01    Computation of Earnings per Common Share          18

 27.01    Financial Data Schedule                           19