Form 10-K
period 1997-12-31
RIO HOTEL & CASINO INC
filed 1998-03-30
CIK 734380

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

(MARK ONE)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended        December 31, 1997
                              --------------------------------
                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                   ---------------  --------------

Commission file number                      1-11569
                      --------------------------------------------

                    RIO HOTEL & CASINO, INC.
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                               95-3671082
-------------------------------           ------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

3700 West Flamingo Road, Las Vegas, Nevada             89103
------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (702) 252-7733
                                                  ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange on
     Title of each class                 which registered
     -------------------             ------------------------

Common Stock, $.01 par value          New York Stock Exchange
----------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.01 par value
----------------------------------------------------------------
                        (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     [X]      No  [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ ]

      The aggregate market value of voting stock held by non-affiliates of the registrant as of February 27, 1998, based on the closing price as reported on the New York Stock Exchange of $28.1875 per share, was approximately $542,142,449.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 27, 1998.

    Common Stock, $.01 par value      24,766,141

               DOCUMENTS INCORPORATED BY REFERENCE

The   information  required  by  Part  III  of  this  Report   is
incorporated by reference from the Rio Hotel & Casino, Inc. Proxy
Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

PART I

ITEM 1.  BUSINESS

      The Company, through a wholly owned subsidiary, owns and operates an all-suite hotel-casino, the Rio Suite Hotel & Casino (the "Rio"), in Las Vegas, Nevada. Situated on an elevated site adjacent to the Flamingo Road exit from Interstate 15, the freeway linking Las Vegas with Southern California, the Rio is strategically positioned to attract travelers along Interstate
15, tourists visiting the Las Vegas Strip and local Las Vegas residents. The Company markets to both local residents and Las Vegas visitors. Management believes that the Rio's all-suite concept, diverse high quality dining, easy access and ample parking provide an attractive alternative to the Las Vegas Strip and a fun and comfortable environment in which to enjoy gaming, dining and entertainment.

      The Rio is decorated throughout in a fun-filled Carnivale and Mardi Gras theme. The Rio features over 2,500 suites, including over 1,500 suites contained in three connected 21-story hotel towers (the "Ipanema Towers") and over 1,000 suites in a new 41-story curved tower (the "Masquerade Tower"). On February 7, 1997, the Rio celebrated the grand opening of the public areas of its Phase V Expansion project, the Masquerade Village. With the Masquerade Village and Tower, the Rio features a 116,000 square foot casino; 14 restaurants, 14 bars and two coffee bars; a 737-seat entertainment complex; a 32,000 square foot retail area; and a 108,000 square foot outdoor entertainment area featuring a landscaped sand beach and three swimming pools. The Rio offers approximately 2,300 slot machines, approximately 100 table games, including a premium gaming area, a poker room, keno and a race and sports book.

      On September 8, 1997, the Company acquired the Seven Hills Golf Course in Henderson, Nevada, a suburb of Las Vegas, and renamed it the Rio Secco Golf Club. The golf course, located in the master-planned community of Seven Hills, is complete and opened for play in October 1997. The clubhouse is under construction and is scheduled for completion during the second quarter of 1998. In addition to providing play on the golf course to local and tourist customers, the Company intends to use the Rio Secco Golf Club as part of golf packages for its guests. The Rio Secco Golf Club will also feature a golf school operated by Butch Harmon, the Butch Harmon School of Golf.

      The Company has assembled 43 acres immediately adjacent to the Rio (seven of which are subject to options to purchase), bringing the total acreage at the Rio to 83 acres. In October 1997, the Company announced a new master plan (the "New Rio Master Plan") for continued development of the existing Rio site and the adjacent 43 acre site. The New Rio Master Plan is expected to be implemented in phases, the first of which has commenced and includes a state-of-the-art convention and entertainment center adaptable to meet a variety of entertainment, meeting, special event and convention needs; a complex of nine ''Palazzo'' suites; a restaurant serving authentic Chinese food; a valet parking structure; a retail shopping area; an expanded outdoor area with an additional swimming pool; additional exhibition space in the Masquerade Village; an expansion of the Shutters premium gaming lounge; the creation of a concierge suite level in the Ipanema and Masquerade Towers; an expansion of the Rio's spa; a new road connecting the Rio and the Las Vegas Strip through an extension of Twain Avenue to Industrial Road; and additional customer parking.

      This first phase of the New Rio Master Plan is anticipated to be completed in stages through 1998 and early 1999 at an estimated cost of $200 million. Subsequent phases of the New Rio Master Plan are currently in the conceptual stage. These conceptual phases currently include a separate hotel-casino of up to 3,000 rooms and two additional parking structures. The timetable, theme and cost of the subsequent phases have not yet been established and there can be no assurance that the balance of New Rio Master Plan will be implemented successfully, if at all.

      The Company was incorporated in California in 1981 and reincorporated in Nevada in 1988. The Company changed its name from MarCor Resorts, Inc. to Rio Hotel & Casino, Inc. in February 1992. Its executive offices are located at 3700 West Flamingo Road, Las Vegas, Nevada 89103.

MASQUERADE VILLAGE

      On  February  7,  1997, the Company opened  the  Masquerade
Village, consisting of five new restaurants and additional retail, gaming and entertainment space. A sixth restaurant, the VooDoo Cafe & Lounge, located at the top of the new 41-story Masquerade Tower overlooking the Las Vegas Strip, opened on May 24, 1997. Inspired by European architecture, the Masquerade Village blends celebrations of Carnivale in Rio de Janeiro and Venice, and Mardi Gras in New Orleans, into a unique entertainment experience.

      The Masquerade Village includes specialty retail shops and restaurants, and The Wine Cellar Tasting Room. New restaurants include Mama Marie's Cucina, Mask, Napa Restaurant, Bamboleo, The Village Seafood Buffet and the VooDoo Cafe & Lounge. The Masquerade Village also features a fully interactive $25 million indoor attraction, the MASQUERADE SHOW IN THE SKY. The MASQUERADE SHOW IN THE SKY consists of three complete parades, each with its own themed music, costumes and live performers. The show features five floats in each of the three parades, suspended on a 950-foot track located over the casino floor of the Masquerade Village, and a cast of specialty dancers, musicians, aerialists and costume stilt walkers. Rio guests can participate in the show by traveling on a float in complete costume amid the performers.

BUSINESS STRATEGY

      The Company's business strategy focuses on attracting and fostering repeat business from customers in the middle to upper income segments of the local resident and tourist markets. To implement its business strategy, the Company capitalizes on its all-suite concept, strategic location, and fun-filled Carnivale and Mardi Gras theme. The Company strives to provide a quality, affordable gaming and entertainment experience in order to generate high customer satisfaction and loyalty. The Rio's location at Interstate 15 and Flamingo Road helps to attract both of its target market segments. The Rio's value-priced suites provide an attractive alternative to conventional Las Vegas rooms for visitors who desire to avoid the crowds and congestion of the Las Vegas Strip. The Rio's suites offer approximately 50% more space than other comparably priced Las Vegas hotel rooms. Management believes that it must offer consistent quality, a comfortable and fun atmosphere and, most importantly, friendly service at affordable prices to provide a high value experience to its customers. The Company's restaurants have won awards year after year for their quality dining.

      Management believes that friendly service combined with quality facilities are integral to generating repeat business. Management continually seeks to instill in each employee a sense of service excellence designed to exceed guest expectations. To motivate its employees, management strives to instill a sense of ''Team Rio'' in all of the Company's employees. Management strongly believes that its employees are one of the Company's biggest assets.

      The Company has created an identifiable and innovative marketing presence and continues to build on its ''signature'' Rio theme. The Rio's Carnivale theme incorporates bright colors, creative interior designs, festive employee costumes and other exotic touches to contribute to its tropical ambiance. The Masquerade Village expands on the Carnivale theme to blend Carnivale and Mardi Gras entertainment experiences through architecture, retail and restaurant areas, and the MASQUERADE SHOW IN THE SKY. The Rio's message of a fun-filled, colorful atmosphere is constantly emphasized. The Rio has developed the Rio RitaTM character as a promotional ambassador to the Rio's hotel-casino guests and as a focal point for many promotional activities.

      The high quality of the Company's facilities and service is reflected by the number of awards the Rio has received. In the 1997-1998 ZAGAT HOTEL AND RESTAURANT SURVEY, the Rio received awards for ''Best Accommodations,'' ''Best Service,'' ''Best Food'' and ''Best Overall Hotel'' in Las Vegas. In addition, the Rio was selected by the American Academy of Hospitality Sciences to be the first and only recipient of the Five Star Diamond Award for 1997 in Las Vegas. The American Academy of Hospitality Sciences has bestowed fewer than 100 hotels and resorts internationally with this award. Furthermore, the CASINO PLAYER 1997 ''Best of Gaming'' readers' poll voted the Rio best in 12 categories, including ''Best Overall Hotel & Casino.'' Recently, the Rio was named the "Best Value in the World" by TRAVEL & LEISURE MAGAZINE'S Second Annual Reader's Survey of hotels and cities around the world.

MARKETING STRATEGY

      The Company's marketing efforts are targeted at both the local market and the tourist market. To market to local patrons, the Rio relies on its convenient location, its ample parking, its value-priced food and its slot machine variety. Management believes that its restaurants, in particular the Carnival World Buffet, are among the Rio's primary attractions for local patrons. The Carnival World Buffet is one of the most popular buffets in Las Vegas due to its extensive selections, its high quality food and the entertainment provided by the live-action cooking stations. During 1997, the Carnival World Buffet served an average of approximately 6,550 people per day. In addition to its emphasis on food and beverage, the Rio also has an aggressive marketing program which encompasses frequent radio, television and newspaper advertising, and a variety of promotions directed at the local customer.

      To attract visitors and fill the Rio's suites, the Company markets primarily to three segments of the tourist market: independent travel, wholesale and special casino customers. The independent travel segment consists of those travelers not affiliated with groups who make their reservations directly with the Rio or through independent travel agents. To attract the independent traveler, the Rio periodically utilizes print media, radio and direct mail to advertise in southern California, Phoenix and other targeted travel markets. In addition, the Company's sales force frequently attends trade shows in order to establish relationships with and promote the Rio to travel agents nationwide. The wholesale segment comprises those patrons participating in travel packages offered by air tour operators. To capture this segment of the market, the Rio has developed specialized marketing programs for, and cultivated relationships with, these operators. Finally, special casino customers are those frequent gaming customers who are in regular communication with the Rio's casino marketing personnel. The Rio utilizes a variety of promotions, including credit availability, special events and other amenities in marketing to this segment.

THE RIO

  Since 1992, the Company has consistently expanded the Rio under its master plan. The Rio has over 2,500 suites, approximately
2,300 slot machines and approximately 100 table games.

                                    AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
                                    1997      1996     1995    1994     1993
                                  --------------------------------------------
Average daily suite rate               $91       $77      $72     $64     $63
Average daily hotel occupancy          90%       95%      95%     96%     97%
Hotel suites<F1>                     2,582     1,998    1,551     861     861
Casino square footage              116,000    89,000   89,000  89,000  79,000
Slot machines<F1>                    2,431     1,884    2,142   1,968   1,474
Table games<F1>                        103        79       65      46      33
Restaurant seats                     3,460     2,705    2,575   2,345   1,843

<F1>  Average number available during the period.

      GAMING. For the year ended December 31, 1997, the Rio offered 116,000 square feet of casino space containing approximately 2,300 slot machines; approximately 100 table games, including ''21,'' craps, roulette, pai gow poker, Caribbean stud poker, baccarat and mini-baccarat; other casino games such as keno and poker; and a race and sports book.

      Gaming operations at the Rio are continually monitored and modified to respond to both changing market conditions and customer demand in an effort to attract new customers while retaining its existing customer base. New and innovative slot and table games have been introduced based on customer feedback and demand from both local customers and Las Vegas visitors. Management devotes substantial time and attention to the type, location and player activity of all gaming devices. The Company continually adds new and innovative gaming devices as they become available. By offering a variety of slot machines, the Company believes that it will attract and retain its slot customers.

     HOTEL. With the completion of the remodeling program on the top two floors of the Ipanema Towers in the spring of 1998, including the conversion of some standard suites into "super" suites, the number of suites available at the Rio will be reduced from 2,582 to 2,542 suites. At that time, the Rio will have 124 multiple room suites and 2,418 standard suites. The standard Rio suite is a luxury room measuring approximately 600 square feet, compared to approximately 400 square feet for the typical Las Vegas hotel room. The Carnivale theme is carried throughout the guest suites in wall coverings, art work and other designer accents. Suite amenities include carved wood finishes, cut glass, polished granite surfaces, tile in the bath areas, room safes and refrigerators. The Company's use of the term ''suite'' is currently the subject of litigation. See "Item 3. Legal Proceedings.''

      RESTAURANTS. While important to attracting Las Vegas visitor gaming customers, the high quality, value and variety of food services are critical to consistently attracting local resident gaming customers to the Rio. To provide such variety, 13 bars, 13 restaurants and two coffee bars are located in the Rio's main floor area, and a bar and restaurant are located at the top of the new 41-story Masquerade Tower overlooking the Las Vegas Strip. During 1997, the Rio served an average of approximately 15,000 meals per day, including banquets and room service. The following table sets forth, for each restaurant, the type of service provided and the current seating capacity:



                                                                   NUMBER
            NAME                            TYPE                  OF SEATS
            ----                            ----                  --------
All American Bar & Grille    Steaks, ribs, chicken and               202
                             seafood

Antonio's                    Italian fine-dining                     100

Bamboleo                     Latin restaurant featuring foods        200
                             from south of the border

Beach Cafe                   24-hour full menu coffee shop           318
                             featuring American and
                             Chinese cuisine

Buzios                       Seafood and oyster bar                  160

Carnival World Buffet        Buffet with live action cooking       1,040
                             featuring Brazilian, Chinese,
                             Italian, Mexican, Japanese,
                             Western BBQ and traditional
                             buffet foods

Cucina Coffee                Gourmet coffee and espresso bar,         18
                             featuring fresh pastries

Fiore Rotisserie & Grille    Fine-dining featuring rotisserie-       132
                             grilled seafood, beef and
                             poultry

Mama Marie's Cucina          Family style casual Italian             143
                             dining

Mask                         Restaurant featuring cuisine            175
                             from the Far East

Napa Restaurant              Fine-dining featuring French            110
                             country cuisine

Rio Java                     Gourmet coffee and espresso bar,         16
                             featuring fresh breads
                             and pastries

Toscano's Deli & Market      Deli items, pizza and pasta, ice        104
                             cream and gelato, and a
                             large selection of bakery
                             products

The Village Seafood Buffet   Fresh seafood buffet                    332

VooDoo Cafe & Lounge         New Orleans flavored restaurant         366
                             featuring Creole and Cajun
                             cuisine

The Wine Cellar Tasting Room World's  largest  collection   of        44
                             fine  and  rare wines offering  a
                             wine  tasting bar, a retail shop,
                             and educational wine seminars
                                                                   -----
                                                           Total   3,460
                                                                   =====

       ENTERTAINMENT AND OTHER ATTRACTIONS. The Masquerade Village, which opened on February 7, 1997, features the MASQUERADE SHOW IN THE SKY, an interactive entertainment experience consisting of three complete parades, each with its own themed music, costumes and live performances. The show, designed to emulate celebrations of Carnivale in Rio de Janeiro and Venice, and Mardi Gras in New Orleans, consists of five floats in each of the three parades suspended along a 950-foot track located above the casino floor, and a cast of specialty dancers, musicians, aerialists and costumed stilt-walkers. Rio guests can participate in the show by traveling on a float in complete costume amid the performers. The Masquerade Village also contains fine specialty retail stores in a 32,000 square foot retail area.

     The Rio's Copacabana Showroom is a unique, circular 737-seat video, entertainment complex which features two 12-foot by 90-foot video screens, multiple tiers of seating, and a stage. The Copacabana Showroom is utilized as an entertainment showroom, featuring nightly performances by Las Vegas' "Entertainer of the Year" Danny Gans, and a late-night dance club, Club Rio. The showroom is also used for casino-hosted events, concerts, viewing of sporting events on the large video screens, and corporate meetings that capitalize on the unique audio visual qualities of the room.

      The Ipanema Lounge and Mambo's Lounge each offer live entertainment in separate casino cocktail settings. The Rio also houses a spa, a hair and beauty salon, and an exercise room, as well as approximately 13,250 square feet of public meeting and banquet room facilities.

       The Rio's pool/outdoor entertainment area includes a landscaped sand beach, an 11-foot waterfall, three swimming pools, a multi-level spa, and two terrace bars and food service facility. The Company hosts beach parties, volleyball games, outdoor concerts with name performers and other special events.

      The Company has recently opened the Rio Secco Golf Club located in the master planned community of Seven Hills in Henderson, Nevada. The Rio Secco Golf Club will provide a world-class golf experience to its guests with the Butch Harmon School of Golf and an 18-hole championship course designed by famed course architect, Rees Jones.

EXPANSION STRATEGY

      RIO MASTER PLAN. The Rio's conceptual master plan was originally designed to accommodate multiple expansions without significantly interrupting normal business operations. Starting from its original 30 acres, the Company acquired 15 additional acres in 1989 and 1991 and has purchased or has acquired an option to purchase an additional 38 acres as of December 31, 1997. As described in the New Rio Master Plan below, the Company has commenced construction on certain portions of this acreage.

      Management believes that a high quality, well-maintained property offering innovative entertainment is integral to success in the highly competitive Las Vegas gaming market. This belief has driven the Company's master plan development strategy. The Company has added substantial new facilities at the Rio every year since 1992.

                                                START DATE     OPENING DATE
                                                ----------     ------------
  Initial Construction                             12/88           1/90
  Casino (10,000 sq. ft.)/Buffet Expansion          7/92          12/92
  Phase II Expansion
     Buzios Restaurant                              1/93           5/93
     Meeting Rooms                                  1/93           8/93
     437-Suite Tower                                1/93           9/93
  Eastside Expansion
     Two-Story Parking Garage                       7/93          10/93
     Casino Space (25,000 sq. ft.)                  7/93          12/93
     Copacabana Showroom                            7/93           2/94
     Fiore Restaurant                               7/93           4/94
     Expanded Pool Area                             7/93           4/94
  Phase III Expansion
     Three-Story Parking Garage                     5/94           8/94
     Casino Space (10,000 sq. ft.)                  5/94          11/94
     Buffet Expansion                               5/94          11/94
     549-Suite Tower                                5/94           2/95
  Phase IV Expansion
     141-Suite Addition                             4/95          12/95
     Buzios Expansion                               4/95          12/95
     Meeting Rooms Expansion                        4/95          11/95
     Health Club and Salon                          4/95          12/95
  Phase V Expansion
     1,031-Suite Tower                              9/95           6/97<F1>
     Casino Space (27,000 sq. ft.)                  9/95           2/97
     Masquerade Village                             9/95           2/97
     Spa and Salon Expansion                        9/95           2/97
     Four-Story Parking Garage                      9/95           7/96
     Expanded Pool Area                             9/95           2/97
     VooDoo Cafe and Lounge                         9/95           5/97

<F1> The  new  suites  were opened in several  phases  commencing
     December 31, 1996 and continuing through the second quarter of 1997.

      As of December 31, 1997, the Company has invested in excess of $560 million in the development, expansion and renovation of the Rio, including the acquisition of additional land.

      NEW RIO MASTER PLAN. As part of the New Rio Master Plan, the Company has assembled 43 acres immediately adjacent to the Rio (seven of which are subject to options to purchase), bringing the total acreage at the Rio to 83 acres. The Company expects to implement the New Rio Master Plan in phases. The Company has commenced  the  first phase which will include a state-of-the-art convention and
entertainment center adaptable to meet a variety of entertainment, meeting, special event and convention needs, a complex of nine ''Palazzo'' suites, a restaurant serving authentic Chinese food, a valet parking structure, a retail shopping area, an expanded outdoor entertainment area with an additional swimming pool, additional exhibition space in the Masquerade Village, an expansion of the Shutters premium gaming lounge, the creation of a concierge suite level in the Ipanema and Masquerade Towers, an expansion of the Rio's spa, a new road connecting the Rio and the Las Vegas Strip through an extension of Twain Avenue to Industrial Road and additional customer parking.

      The subsequent phases of the New Rio Master Plan are in the conceptual stage, but currently include a separate hotel-casino of up to 3,000 rooms and two additional parking structures. The timetable, theme and cost of the subsequent phases have not yet been established and there can be no assurance that the balance of New Rio Master Plan will be implemented successfully, if at all.

COMPETITION

      The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American land and other forms of legalized gaming. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than the Company.

      The Rio faces increasing competition from all other casinos and hotels in the greater Las Vegas area, including competitors located on the Las Vegas Strip, on the Boulder Highway, in Henderson, and in downtown Las Vegas. Such competition includes a number of hotel-casinos targeted primarily toward local residents, as well as numerous non-hotel gaming facilities targeted toward local residents. As of December 31, 1997, there were approximately 44 major gaming properties located on or near the Las Vegas Strip, 15 located in the downtown area, five located on the Boulder Highway and 15 located in other areas in or near Las Vegas. In recent years, several of the Company's direct competitors have opened new hotel-casinos or have commenced or completed major expansion projects, and other expansions are in progress or are planned. For example, in 1997, New York-New York Hotel & Casino opened with 2,033 rooms, Harrah's Las Vegas completed an expansion of 986 rooms, and Caesars Palace completed an expansion of 1,200 rooms. According to the Las Vegas Convention and Visitors Authority, the Las Vegas hotel-motel room inventory was 105,304 as of December 31, 1997 and both construction of new properties and expansion of existing hotel-casinos are expected to increase this inventory to approximately 122,777 rooms by 1999. By the year 2000, nine new hotel-casinos, of which four are currently under construction, and one expansion project will have added over 19,000 rooms to Las Vegas. Major expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on the Company's business.

      To a lesser extent, the Rio competes with hotel-casinos located in the Laughlin and Reno-Lake Tahoe areas of Nevada and in Atlantic City, New Jersey. The Company also competes with state-sponsored lotteries, on-track and off-track wagering, card parlors, riverboats, Native American gaming ventures and other forms of legalized gaming in the United States, as well as with gaming on cruise ships and international gaming operations. In addition, many states have legalized, and additional other states are currently considering legalizing, casino gaming in specific geographic areas within those states. The Company believes that the growth in the legalization of gaming is fueled by a combination of increasing popularity and acceptability of gaming activities and the desire and need for states and local communities to generate revenues without increasing general taxation. The Company believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area, such as Chicago or Los Angeles, could have a material adverse effect on its current hotel-casino business. The development of casinos, lotteries and other forms of gaming in other states, particularly in areas close to Nevada, such as California, could adversely affect the Company's operations.

      As its principal methods of competition, the Company utilizes what management believes to be its all-suite concept based upon a Carnivale theme, diverse high quality dining and ample parking, which management believes provide an attractive alternative to the closest source of the Company's competition, the Las Vegas Strip, and a fun and comfortable environment in which to enjoy gaming, dining and entertainment.

REGULATION AND LICENSING

      The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the ''Nevada Act''); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada State Gaming Control Board (the ''Nevada Board''), the Nevada Gaming Commission (the "Nevada Commission"), and the Clark County Liquor and Gaming Licensing Board (the ''Clark County Board''). The Nevada Commission, the Nevada Board, and the Clark County Board are collectively referred to as the ''Nevada Gaming Authorities.''

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

      Rio Properties, Inc., a wholly owned subsidiary of the Company ("Rio Properties"), operates the Rio and is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (''Registered Corporation'') and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. The Company has obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Company may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

     The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an ''institutional investor,'' as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On July 24, 1997, the Nevada Commission granted the Company prior approval to make public offerings for a period of two years, subject to certain conditions (the ''Shelf Approval''). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. Such approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

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

      The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Company's stockholders for the purposes of acquiring control of the Company.

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

      Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, ''Licensees''), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

EMPLOYEES

      As of December 31, 1997, the Company employed approximately 5,000 employees. None of the Company's employees are covered by collective bargaining agreements. Certain local unions have announced an intention to focus their organizational efforts on existing non-union hotel-casinos such as the Rio. Recently, these local unions have distributed literature to some of the Rio's employees. The Company believes that its relations with its employees are good and that it provides competitive wages and benefits to its employees. The Company, however, cannot predict the nature and effect of any future union activities.

ITEM 2.  PROPERTIES

      The Company owns approximately 76 acres, consisting of the 45-acre site in Las Vegas on which the Rio is located and 31 acres of land adjacent to the current Rio site. The Company has purchased options on an additional seven acres adjacent to the Rio site. Approximately 58 of the acres is subject to a deed of trust securing the Company's senior secured reducing revolving credit facility, the Amended and Restated Credit Agreement (the "Amended Bank Loan"), of which $24 million was outstanding at February 24, 1998. The Company also owns approximately 64 acres on the Boulder Highway southeast of Las Vegas (the ''Old Vegas Site''). The Old Vegas Site is being held for sale.

      The Company owns the Rio Secco Golf Club south of Las Vegas which is subject to a deed of trust securing a loan from ORIX USA Corporation (the ''Orix Loan''). The maximum principal amount that may be borrowed under the Orix Loan is $6.0 million of which approximately $3.8 million was outstanding on December 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS

      On April 26, 1994 and May 10, 1994, complaints in purported class action lawsuits (WILLIAM POULOS V. CAESARS WORLD, INC. ET AL., Case No. 94-478-Civ-Orl-22, and WILLIAM H. AHERN V. CAESARS WORLD, INC. ET AL., Case No. 94-532-Civ-Orl-22, respectively) were filed in the United States District Court for the Middle District of Florida (the "Florida Complaints"). The Florida Complaints were subsequently transferred to the United States District Court for the District of Nevada, Southern Division (the "United States District Court of Nevada"). On September 26, 1995, a complaint in a purported class action lawsuit (LARRY SCHRIER V. CAESARS WORLD, INC. ET AL., Case No. 95-923-LDG (RJJ)) was filed in United States District Court of Nevada (along with the Florida Complaints, the "Complaints"). The Complaints allege that manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company, have engaged in a course of conduct intended to induce persons to play such gaming machines based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge defendants with violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. After the United States District Court of Nevada dismissed the Complaints, granting leave to plaintiffs to re-file, the plaintiffs filed an amended complaint on or about May 31, 1996. Subsequently, the United States District Court of Nevada consolidated the actions (and one other action styled WILLIAM POULOS V. AMERICAN FAMILY CRUISE LINE, N.V. ET AL., Case No. CV -S-95-936-LDG (RLH), in which the Company is not a named defendant), ordered Plaintiffs to file a consolidated amended complaint on or before February 14, 1997, and ordered all defense motions, including those of the Company, withdrawn without prejudice. The parties have established a steering committee to address motion practice, scheduling and discovery matters. Plaintiffs filed their consolidated amended complaint on February 14, 1997. The Company renewed its motions to dismiss and joined in motions to dismiss filed by other defendants. In late December 1997, the United States District Court of Nevada granted in part and denied in part Defendants' Motions to Dismiss for Failure to Plead Fraud with Particularity and for Failure to State a Claim; granted in part and denied in part Defendants' Motion to Strike Changes Made in Plaintiffs' Consolidated Amended Complaint; denied Cruise Ship Defendant's Motion to Dismiss for Lack of Subject Matter Jurisdiction; denied Defendant Princess Hotel's Motion to Dismiss Under the Act of State Doctrine; and denied Defendants' Motion for a Stay on Primary Jurisdiction and Abstention Grounds. In addition, the United States District Court of Nevada requested additional briefing from the parties with respect to Defendants' Motion to Dismiss for Lack of Personal Jurisdiction. Plaintiffs filed their Second

Consolidated Amended Complaint on or about January 8, 1998. The Answer to the Second Consolidated Amended Complaint was filed on February 11, 1998. Management believes that the substantive allegations in the Complaints are without merit and intends vigorously to defend the allegations.

     On May 5, 1995, a purported class action lawsuit (HYLAND, ET AL. V. GRIFFIN INVESTIGATIONS, ET AL., Case No. 95-CV-2236 (JEI)) was filed in the United States District Court for the District of New Jersey (Camden Division). The Company, together with 76 other casino operators and others, is named as a defendant in the action. The action, purportedly brought on behalf of ''card counters,'' alleges that the casino operators exclude ''card counters'' from play and share information about ''card counters.'' The action is based on alleged violations of federal antitrust law, the Fair Credit Reporting Act and various state consumer protection laws. The amount of damages sought by the plaintiffs in the action is unspecified. The Company has made a motion to dismiss the complaint. The court has not yet ruled on the motion. Management believes that the complaint is without merit and the Company intends vigorously to defend the allegations.

      On March 27, 1996, a complaint in a purported class action lawsuit (TOM PAYNE, ET AL. V. AZTAR CORPORATION, ET AL., Case No. 698592) was filed in the Superior Court of California, County of San Diego, against a number of gaming entities in Nevada, New Jersey and Louisiana, including the Company. In a subsequent amendment, Rio Properties was later added as a defendant. The complaint, which is primarily a narrower version of the other class action suits filed against the gaming industry, alleges that the defendants have engaged in a course of conduct intended to induce citizens of California to play video poker based on a false belief concerning how the gaming machines operate, as well as to the extent to which the odds of the gaming machines are the same as live poker. The Company and Rio Properties filed motions to quash challenging personal jurisdiction. Thereafter, other defendants appeared and demurred to the complaint, and plaintiffs moved to certify the class. The motions to quash and for class certification were continued pending the outcome of the demurrers. On July 11, 1997, the court sustained the demurrers without leave to amend on grounds that an action by the court would interfere with the decisions of out-of-state regulators of the gaming industry, thus violating the Commerce Clause of the United States Constitution. Subsequently, the remaining defendants, including the Company and Rio Properties, entered into a stipulation with plaintiffs whereby plaintiffs agreed to dismiss the remaining defendants without prejudice pending the appeal of the court's order sustaining the demurrers and the remaining defendants agreed to toll the applicable statute of limitations during the pendency of the appeal. Plaintiffs have filed a Notice of Appeal. The Company and Rio Properties have specifically reserved their jurisdictional objections. Although the Company and Rio Properties are still technically defendants, management believes that the court's ruling will be applied to all defendants and that the Company and Rio Properties will be dismissed from the action. In addition, management believes that the complaint is without merit, and the Company intends vigorously to defend the allegations.

      On December 27, 1996, a purported stockholder derivative action (PARK EAST, INC. V. ANTHONY A. MARNELL II, ET AL., Case No. CV-596-01196-HDM (RLH)) was filed in the United States
District Court of Nevada, against the Company as a nominal defendant, five of the Company's directors, Marnell Corrao and Marnell Chartered. The complaint alleges that pursuant to construction contracts and architectural contracts with Marnell Corrao and Marnell Chartered, respectively, the Company paid unfair amounts in exchange for the services provided. The complaint alleges breach of fiduciary duty by each of the director defendants and seeks rescission of the contracts, damages to compensate the Company to the extent that contract amounts are unfair to the Company, and injunctive relief prohibiting the Company from entering into similar contracts with Mr. Marnell or entities which he controls. On January 27, 1997, the Company and the director defendants filed a motion to dismiss and a joinder in the Company's motion to dismiss. On April 21, 1997, the United States District Court of Nevada entered an order denying the motion to dismiss the Company and the individual directors, and granting the motion to dismiss Marnell Corrao and Marnell Chartered. The Company and the remaining defendants have filed an answer to the complaint, and discovery proceedings have not yet begun.

      On June 10, 1997, Rio Properties filed a complaint in the United States District Court of Nevada (RIO PROPERTIES, INC. V. ROBERT P. BAKER, Case No. CV-S-97-00710-PMP (RLH)). The complaint seeks a declaration from the court that the use by Rio Properties of the term ''suite'' is not misleading under either the federal trademark act or California's advertising code. Subsequently, on July 16, 1997, Mr. Baker filed a related action in California state court (ROBERT P. BAKER V. RIO PROPERTIES, INC., ET AL., Case No. BC 173 554), which was removed to the United States District Court for the Central District of California (Case No. 97-6364-WDK (AIJx)). Mr. Baker alleges that the use of the term ''all-suite'' in advertising directed into California is misleading and violates California law on the grounds that the Rio's rooms are not partitioned. Mr. Baker unsuccessfully sought to have the Nevada action dismissed in favor of the California action. The parties have now stipulated to have the California action dismissed and proceed in United States District Court of Nevada. Mr. Baker filed a counterclaim in the Nevada action seeking compensatory damages under California's advertising code for all California residents who have stayed in any of the Rio's accommodations, injunctive relief prohibiting use of the term ''suite'' by Rio to describe its accommodations and other relief deemed appropriate by the court. On February 13, 1998, Mr. Baker filed a motion to amend his complaint to include the Company. This motion was denied on March 6, 1998. Management believes Mr. Baker's claims are without merit, and will vigorously pursue the declaratory relief action and defend the counterclaim.

      Two lawsuits have been filed against a number of entities, including the Company, which have been consolidated under the designation, "Seven Hills Golf Course Litigation," by the Clark County, Nevada, District Court (the "Nevada District Court"). The cases are as follows: On October 15, 1997, a First Amended Complaint in a purported class action lawsuit (MARSHALL F. DANIEL, ET AL. V. AMERICAN NEVADA CORPORATION, ET AL., Case No. A377489) was filed in the Nevada District Court, seeking damages, declaratory relief and imposition of a constructive trust. On September 18, 1997, a First Amended Complaint (THE HELMER COMPANY OF NEVADA VS. SILVER CANYON PARTNERSHIP, ET AL., Case No. 377455) was filed in the Nevada District Court, seeking damages for fraud, deceit, promissory estoppel, injunctive relief, breach of contract and declaratory relief (the "Helmer Action"). These cases arise out of the Company's purchase of golf course property currently known as the Rio Secco Golf Club, which the Company purchased as an amenity for the customers of the Rio (the "Rio Customers"). Plaintiffs allege that the Company violated the relevant CC&R's in purchasing the golf course and is required to open the course to non-Rio Customers. Plaintiffs are claiming that their interests run with the land, which the Company denies. Plaintiff in the HELMER Action filed a Motion for Preliminary Injunction asking the Nevada District Court to require that the Company open the golf course for play to non-Rio Customers. Prior to the date set for the preliminary injunction hearing, the Company issued a press release opening the golf course for play to non-Rio Customers, which rendered the Motion for Preliminary Injunction moot. The Company agreed to keep the course open to non-Rio Customers pending final adjudication of the lawsuits as to the Company. On January 6, 1998, the Nevada District Court clarified the case management order to provide for a trial date of September 14, 1998, at which time the issues of local, public or private access to the golf course will be decided by the court, along with all equitable issues in the case. Any and all damage issues would be reserved for a later hearing. On March 9, 1998, the Nevada District Court certified a class consisting of all present and future record owners of residential lots within the Seven Hills Master-Planned Community with respect to the issue of right of access. On April 3, 1998, the Nevada District Court will hear motions for summary judgment filed by plaintiffs in the consolidated action on the issue of access and a motion for mandatory injunctive relief related to the issues of fees for play. Management believes that the substantive allegations in the complaints are without merit and that, aside from its own legal fees and potential exposure for the legal fees of certain plaintiffs, there is no liability or exposure for money damages from any of the claims for relief brought against it. Accordingly, management intends vigorously to defend the Company against all allegations.

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

                                           HIGH       LOW
     1996
          First Quarter                  $ 15 1/4   $ 11 5/8
          Second Quarter                   18 3/4     15
          Third Quarter                    17 5/8     13 3/8
          Fourth Quarter                   14         13 7/8
     1997
          First Quarter                  $ 17 1/4   $ 14
          Second Quarter                   15 5/8     13 5/8
          Third Quarter                    22 1/4     14 9/16
          Fourth Quarter                   24 1/2     19 3/4

     The last reported sale price of the Common Stock on the NYSE
on   March   5,  1998  was  $27.8125  per  share.    There   were
approximately  1,279  holders of record of the  Company's  Common
Stock as of March 5, 1998.

     (b)  Dividend Policy

     The Company has never declared or paid cash dividends on its Common Stock. The Company presently intends to retain earnings to finance the operation and expansion of its business and does not anticipate declaring cash dividends in the foreseeable future. Under the terms of the covenants in the Amended Bank Loan, the Company's wholly owned subsidiaries, Rio Properties and Rio Leasing, Inc. ("Rio Leasing") may pay dividends to the Company only if such funds are used for certain specific purposes. Under the terms of the Indentures (as defined herein), governing the 105/8 % Notes (as defined herein) and the 92% Notes (as defined herein), the payout of dividends and other distributions is subject to specified restrictions.

ITEM 6.  SELECTED FINANCIAL DATA


  (in thousands except per share data)         1997        1996        1995        1994          1993
Net Revenues                                $ 392,148   $ 219,581   $ 192,958   $ 146,424     $ 110,053

Income before Extraordinary Items and
  Cumulative Effect of Accounting Change    $  21,494   $  19,366   $  18,745   $  15,966     $  11,680

Extraordinary Items                         $       -   $       -   $       -   $       -     $    (254)

Cumulative Effect of Accounting Change      $       -   $       -   $       -   $       -     $    (777)

Net Income                                  $  21,494   $  19,366   $  18,745   $  15,966     $  10,649

Earnings Per Common Share:

  Basic:

   Income before Extraordinary Items and    $    0.99   $    0.91   $    0.88   $    0.75     $    0.61
    Cumulative Effect of Accounting Change


   Extraordinary Items                      $       -   $       -   $       -   $       -     $   (0.01)

   Cumulative Effect of Accounting Change   $       -   $       -   $       -   $       -     $   (0.04)

   Net Income                               $    0.99   $    0.91   $    0.88   $    0.75     $    0.56

  Diluted:

   Income before Extraordinary Items and    $    0.98   $    0.90   $    0.87   $    0.74     $    0.60
    Cumulative Effect of Accounting Change

   Extraordinary Items                      $       -   $       -   $       -   $       -     $   (0.01)

   Cumulative Effect of Accouting Change    $       -   $       -   $       -   $       -     $   (0.04)

   Net Income                               $    0.98   $    0.90   $    0.87   $    0.74     $    0.55

Total Assets                                $ 588,155   $ 494,550   $ 308,792   $ 301,165     $ 218,050

Long-Term Debt, net of current maturities   $  50,523   $ 253,949   $ 110,177   $ 110,147     $  56,876

Total Stockholders' Equity                  $ 270,175   $ 181,875   $ 162,888   $ 147,839     $ 129,838

Cash Dividends Declared Per Common Share    $       -   $       -   $       -   $       -     $       -


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to plans for future expansion, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to construction activities, dependence on existing management, gaming regulations (including actions affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), issues related to the Year 2000, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

OVERVIEW

      During the first six months of 1997, the Company introduced the Phase V Expansion project in phases. On February 7, 1997, the Company opened the Masquerade Village which included five new restaurants, over twenty retail shops, approximately 30,000 square feet of gaming area, the MASQUERADE SHOW IN THE SKY, an entertainment event featuring parade floats with live entertainers suspended from the Masquerade Village's ceiling, and over one-half of the approximately 1,000 new suites in the Masquerade Tower, 447 of which had become available as of December 31, 1996. On May 24, 1997, the Company opened the uppermost floors of the 41-story Masquerade Tower including 31 new suites and the VooDoo Lounge and Cafe on the 40th and 41st floors which offer panoramic views of the Las Vegas valley.

       In addition, during the third quarter of 1997, the Company consummated the purchase of the Seven Hills Golf Course located in the master-planned community of Seven Hills, approximately 15 minutes south of the Rio. The Company renamed the facility as the Rio Secco Golf Club and opened the golf course for play in October 1997. The Company intends to use the Rio Secco Golf Course to provide golf vacation packages to its guests and to provide play on the course to local and tourist customers. The Rio Secco Golf Club will feature a clubhouse scheduled to open in the spring of 1998 and the Butch Harmon School of Golf.

     The approach of the year 2000 has become a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). Management has made a comprehensive assessment of the Company's exposure to the Year 2000 Issue and what will be required to ensure that the Company is Year 2000 compliant. The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. All of these vendors have been formally contacted to determine whether their systems are Year 2000 compliant, and, if not, timelines have been or will be established as to when the Company will receive the required upgrades that assure that these systems will be Year 2000 compliant. Maintenance or modification costs associated with the Year 2000 Issue will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. The Company does not expect to incur costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company presently believes that all of its software programs will be Year 2000 compliant, there can be no assurances that the Company will not be adversely affected by the Year 2000 Issue.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

      The Company's net revenues increased to $392.1 million for the year ended December 31, 1997 from $219.6 million in the year ended December 31, 1996, an increase of $172.5 million or 79%. Casino revenues increased $101.6 million, or 90%, to $214.0 million in 1997, compared to $112.4 million in 1996. With the opening of the Masquerade Village casino area on February 7, 1997, the average number of slot machines and table games available increased from 1,884 and 79, respectively, in 1996 to 2,431 and 103, respectively, in 1997. Table game revenues were $122.8 million for 1997, an increase of $80.5 million, or 190%, from the $42.3 million in 1996. When comparing 1997 with 1996, the table game hold percentages were 21% and 16%, respectively, and table game handle increased to $573.1 million, or 114%, from $268.4 million. Management believes that the increase in table game handle was primarily due to the increased number of table games available, the increased customer traffic generated through the additional suites and expanded casino and entertainment areas associated with the Phase V Expansion, and an increased emphasis by management on marketing to customers with higher credit limits and average wagers. Slot machine revenues were $84.4 million in 1997, an increase of $20.2 million, or 32%, from $64.2 million in 1996. Management believes that the increase in the average number of slot machines available and the increase in customer traffic generated through the additional suites and expanded casino and entertainment areas associated with the Phase V Expansion were the primary reasons for the increase in slot machine revenues. Other casino revenues, consisting of the race and sports books, keno and poker, increased 18% to $6.9 million in 1997 from $5.8 million in the prior year.

      Room revenues increased by $29.1 million, or 70%, to $70.4 million for 1997 from $41.3 million in 1996. Management believes that the primary reasons for the increase in room revenues were the additional availability of new suites in the new 41-story tower and an increase in the average room rate from $77 in 1996 to $91 in 1997. The occupancy rate was 90% in 1997 compared to 95% in 1996, with 284,000 more suite nights available and 233,000 more suites being occupied in 1997 than in 1996.

      Food and beverage revenues increased $44.0 million, or 62%, to $114.8 million in 1997 compared to $70.8 million in 1996. Management believes that the opening of the Masquerade Village, including the initial five new restaurants and bars on February
7, 1997, the opening of the VooDoo Cafe and Lounge on May 24, 1997, increased customer traffic generated through the additional suites and expanded casino and entertainment areas were the primary reasons for the increase. An increase in the average food check also contributed to the increase in food and beverage revenues.

      Other revenues increased by $10.2 million, or 66%, to $25.6 million for 1997 from $15.4 million in 1996. The primary reasons for this increase were an increase in showroom admissions, gift shop and other retail sales, increased telephone revenues due to the increase in suites occupied, and shop rental received from the retail outlets leased to third parties.

      Before preopening expense, operating profit as a percentage of net revenues was 18% in 1997 compared to 17% in 1996. The one-time preopening expense, which consisted primarily of direct
incremental   personnel  costs  and  advertising  and   marketing
expenses associated with the opening of the Phase V Expansion  on
February  7,  1997,  totaled approximately  $11.2  million.   The
casino operating margin was 45% in 1997 compared to 49% in 1996. Payroll and other volume related expenses, increased casino marketing and promotional costs and an increase in reserves
associated   with  the  potential  uncollectibility   of   casino
receivables of $21.9 million in 1997 compared to $0.3 million in 1996 are considered to be the primary contributors to the decrease in the casino operating profit margin. For the years ended December 31, 1997 and 1996, hotel operating profits were 71% and 68%, respectively, food and beverage operating profits were 22% in each year, and other operating department profit margins were 41% and 51%, respectively. The decrease in the operating profit margin for other operating departments is
primarily   due   to   the   increase  in   retail   sales,   the
correspondingly higher costs of merchandise, sales,  payroll  and
other   expenses  associated  with  retail  sales,  and  expenses
incurred in the operation of the MASQUERADE SHOW IN THE SKY which opened on February 7, 1997. Selling, general and administrative
expenses  were  14%  of  net revenues in both  years.   In  1997,
selling,    general   and   administrative   expenses    included
approximately   $1.0  million  associated  with   the   Company=s
unsuccessful effort to obtain one of three hotel-casino licenses in Detroit, Michigan.

      Promotional allowances, which represent the retail value of rooms, food, beverage and other services provided to customers without charge, were 8% of total revenues in both 1997 and 1996.

      Depreciation and amortization increased by $7.3 million, or 41%, to $24.9 million in 1997 compared to $17.6 million in 1996. This increase is primarily attributable to depreciation and amortization expense associated with the opening of the Phase V Expansion.

      Interest expense increased by $18.1 million, or 220%, to $26.3 million in 1997 from $8.2 million in 1996. Interest expense was reduced by $4.4 million and $8.7 million in 1997 and 1996, respectively, due to interest being capitalized on the Phase V Expansion Project in 1996 and in early 1997, and on the development of the Rio Secco Golf Club and the New Rio Master Plan in 1997. This increase was primarily due to interest on financing of the Phase V Expansion.

      Net income for 1997, after deducting $11.2 million ($7.1 million net after income tax) of preopening expenses associated with the opening of the Phase V Expansion, was $21.5 million. Adjusted on a pro forma basis for the one-time after-tax charge of $7.1 million for preopening expense, net income for 1997 would have been $28.6 million, compared to 1996 net income of $19.4 million.

YEARS ENDED DECEMBER 31, 1996 AND 1995

      Net revenues for the Company increased to $219.6 million in 1996 from $193.0 million in 1995, an increase of $26.6 million or 14%. Casino revenues increased $6.9 million, or 7%, to $112.4 million in 1996 from $105.5 million in 1995. An increase in table game revenues of $6.4 million, or 18%, to $42.5 million in 1996 from $36.1 million in 1995 was the primary component of the increase. Slot machine revenues were $64.2 million in 1996, an increase of $1.2 million, or 2%, from 1995 revenues of $63.0 million. Race and sports book revenues were $0.2 million and $0.3 million lower, respectively, in 1996 than in 1995, primarily due to a lower hold percentage in the sports book and a decrease in total wagers in the race book which was negatively impacted by a pricing dispute concerning the live televising of races from California race tracks. Management believes that the increase in table game revenues was attributable to an increase in the number of available and occupied rooms and an average of 14 more table games being available in 1996 compared to 1995. In 1996, management believes that slot machine revenues were negatively impacted by a 13% decrease in the average number of slot machines available when compared to 1995 as a result of temporary space limitations due to the Phase V Expansion and casino remodeling projects.

      Room revenues increased by $7.5 million, or 22%, to $41.3 million in 1996 from $33.8 million in 1995, primarily due to 365, 184 and 141 new hotel suites being placed into service in February 1995, March 1995 and December 1995, respectively. Hotel occupancy percentage was 94.5% in both 1996 and 1995, with 567,332 available suite nights in 1996 compared to 494,105 available suite nights in 1995. The average room rate increased to $76.93 in 1996 from $72.18 in 1995.

      Food  and  beverage revenues increased to $70.8 million  in
1996 from $60.0 million in 1995, an increase of $10.8 million  or
18%.   Higher  average food checks and increased  beverage  sales contributed to this increase.

      Other revenues increased by $3.0 million, or 24%, to $15.4 million in 1996 compared to $12.4 million in 1995. Increased telephone revenues from the additional hotel suites, as well as increased merchandise sales, salon revenues and admissions to entertainment activities, were the primary reasons for the increase in other revenues.

      Operating profit as a percentage of net revenue was 17% and 19% in 1996 and 1995, respectively. Casino operating profit was 49% in 1996 compared to 54% in 1995. Management believes that the decline in the casino operating margin was due to (i) the change in the ratio between table game revenues, which traditionally have a lower operating margin, and slot machine revenues and (ii) the incurrence of additional marketing and personnel costs associated with the September 1996 opening of the Rio's new Shutters gaming area and the Masquerade Village that opened on February 7, 1997. Food and beverage operating profit was 22% and 20% for the years ended December 31, 1996 and 1995, respectively. Management believes that this improvement was the result of effective cost controls, a higher average food check, and the increase in the ratio of beverage sales to food sales when comparing the two years. Hotel operating profit was 68% in 1996 and 69% in 1995. Other operating expenses were 49% and 54% of other departmental revenues for the years ended December 31, 1996 and 1995, respectively, primarily due to increases in telephone and admissions revenues which do not require significant incremental expense. Selling, general and administrative expenses were 14% of net revenues in both years.

      Promotional allowances, which represent the retail value of rooms, food, beverage and other products and services provided to customers without charge, were $20.4 million in 1996 and $18.8 million in 1995. The estimated cost of providing such promotional allowances was $11.4 million and $11.1 million in 1996 and 1995, respectively.

      Depreciation and amortization increased $3.4 million, or 24%, to $17.6 million in 1996 compared to $14.2 million in 1995. This increase is attributable to (i) new suites being placed into service during the period from February 1995 through December 1995, and (ii) expanded public and back-of-the-house areas being placed into service during 1995 and 1996. This includes approximately $7.3 million in construction projects placed into service in 1996 which are associated with the Phase V Expansion project.

      Interest expense increased $0.1 million in 1996 to $8.2 million from $8.1 million in 1995. Interest expense in 1996 was reduced by $8.7 million due to the capitalization of interest on amounts expended on the Phase V Expansion project. The $200.0 million Phase V Expansion includes approximately 1,000 new hotel suites, 477 of which opened in late December 1996, and approximately 120,000 of additional casino space, restaurants, retail, and interactive entertainment space, which opened on February 7, 1997. The remainder of the new hotel suites and the Voodoo Cafe and Lounge on the 40th and 41st floors of the Masquerade Tower opened during the first six months of 1997.

      Net income was $19.4 million or $0.90 per share (diluted) compared to $0.87 per share (diluted) in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

      On February 4, 1997, the Company issued $125.0 million in principal amount of the Company's 9 1/2% Senior Subordinated Notes Due 2007. Approximately $112.0 million of the net proceeds of $121.6 million were utilized to reduce the principal amount that had been drawn under the Company's $200 million Rio Bank Loan.

      During the fourth quarter of 1997, the Company issued 3,200,000 shares of its common stock for net proceeds of $65.6 million, $60.0 million of which was utilized to further reduce the principal amount that had been drawn under the Company's senior secured reducing revolving credit facility (the "Rio Bank Loan").

      During the year ended December 31, 1997, net cash provided by operating activities was $48.1 million. Investing activities used $95.9 million, including $55.4 million related to the construction of the Phase V Expansion, $3.1 million related to the New Rio Master Plan, $6.8 million in land acquisitions adjacent to the Rio, and $22.0 million for the acquisition of and improvements to the Rio Secco Golf Club. The Company obtained an $8.0 million loan from Bank of America in May 1997 as partial funding of its estimated $28.0 million investment, including the assumption of $4.5 million in debt, in the Rio Secco Golf Club, which will include a clubhouse, golf school and other associated amenities.

      The Company has commenced the first phase of the New Rio Master Plan, which will include a new road providing access to the Las Vegas Strip and additions and improvements to the Rio. The improvements will include a 100,000 square foot state-of-the-art entertainment/meeting/special event/convention center, 10,000 square feet of new retail space, nine "Palazzo" suites, an additional swimming pool, a 650-car valet parking garage, an authentic Chinese restaurant, 20,000 square feet of additional exhibition space in the Masquerade Village, an expansion of the Shutters premium gaming lounge, creation of a concierge suite level in the Ipanema and Masquerade Towers, and an expansion of the Rio's spa. These improvements, along with the new road, are scheduled to open in stages throughout 1998 and early 1999. In addition, site work has commenced for future development of the Rio property, with the New Rio Master Plan providing for a separate 3,000-room hotel-casino resort on a portion of the adjacent acreage recently acquired by the Company. The timetable, theme and cost of this separate hotel casino resort project have not yet been established.

      On February 24, 1998, the Company amended and restated the Rio Bank Loan with the Amended Bank Loan increasing the amount available to $275 million, providing a mechanism whereby the Company may borrow an additional $25 million above and beyond the $275 million limit, and extending the maturity date to December 31, 2003. At February 24, 1998, $251 million was available for borrowing under the Amended Bank Loan. The Amended Bank Loan is secured by a first deed of trust on substantially all of the real property, equipment and improvements of Rio Properties, Rio Leasing and Rio Properties' subsidiaries, and is guaranteed by the Company.

      Based upon cash on hand, cash available through borrowings, including additional issuances of debt, and cash provided by operations, the Company believes that it has adequate cash available to fund real estate purchase commitments, the first phase of the New Rio Master Plan, ongoing maintenance and upgrades, investment commitments associated with the acquisition of the Rio Secco Golf Club and the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES

      SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   First       Second      Third      Fourth
(in thousands except for per share data)          Quarter     Quarter     Quarter     Quarter       Total
                                                 ---------   ---------   ---------   ---------    ---------
1997 <F1>
  Revenues                                       $  69,928   $  97,190    $ 103,575   $ 121,455   $ 392,148
  Operating profit <F2>                              1,106      17,634       19,306      22,060      60,106
  Net income (loss) <F2>                            (2,417)      6,634        7,755       9,526      21,494
  Net income (loss) per common share<F2><F3>:
      Basic                                      $   (0.11)  $    0.31    $    0.36   $    0.42   $    0.99
      Diluted                                    $   (0.11)  $    0.31    $    0.36   $    0.41   $    0.98

1996 <F1>
  Revenues                                       $  55,089   $  54,772    $  53,226   $  56,494   $ 219,581
  Operating profit                                  11,402      10,926        8,321       7,345      37,994
  Net income                                         5,326       5,475        4,266       4,299      19,366
  Net income per common share <F3>:
     Basic                                       $    0.25   $    0.26    $    0.20   $    0.20   $    0.91
     Diluted                                     $    0.25   $    0.25    $    0.20   $    0.20   $    0.90

<F1> There were no dividends paid in 1997 or 1996.
<F2> The  first  quarter  of 1997 included  $11.2  million  ($7.1 million net of income taxes) of pre-opening expenses associated with the February 7, 1997 opening of the Masquerade Village.
<F3> Basic  net  income per share calculations are based  on  the weighted average number of shares of common stock outstanding during each quarter, while diluted net income per share reflects the addition of all potentially dilutive instruments, such as stock options, during each quarter. Accordingly, the sum of the quarters may not equal the full year net income per share for 1997.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
  Rio Hotel & Casino, Inc.:



     We have audited the accompanying consolidated balance sheets of RIO HOTEL & CASINO, INC. (a Nevada corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Hotel & Casino, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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



                                              ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 24, 1998

            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,
                                            ---------------------------------
                                                 1997                1996
                                            --------------      -------------
                 ASSETS
Current assets:
  Cash and cash equivalents                 $  22,241,976       $  10,623,094
  Accounts receivable, net                     28,177,480           8,690,105
  Federal income taxes receivable                       -           1,147,106
  Inventories                                   7,797,343           3,871,345
  Prepaid expenses and other current
   assets                                       8,277,440           5,534,895
                                            --------------      --------------
    Total current assets                       66,494,239          29,866,545
                                            --------------      --------------
Property and equipment:
  Land and improvements                        85,713,088          51,311,851
  Building and improvements                   418,618,050         196,918,053
  Equipment, furniture and improvements        82,792,652          72,052,458
  Less: accumulated depreciation              (82,162,055)        (60,501,211)
                                            --------------      --------------
                                              504,961,735         259,781,151
  Construction in progress                      5,354,757         190,210,277
                                            --------------      --------------
    Net property and equipment                510,316,492         449,991,428
                                            --------------      --------------
Phase V expansion pre-opening costs                     -           5,152,980
Other assets, net                              11,344,116           9,538,633
                                            --------------      --------------
                                            $ 588,154,847       $ 494,549,586
                                            ==============      ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt      $   2,434,483       $     352,239
  Accounts payable                             11,440,103           5,854,830
  Accrued expenses                             23,554,336          11,967,407
  Accounts payable - related party              2,808,488          19,604,470
  Accrued interest                              7,412,999           7,072,067
                                            --------------      --------------
    Total current liabilities                  47,650,409          44,851,013
                                            --------------      --------------
Non-current liabilities:
  Long-term debt, less current maturities     250,522,894         253,949,283

  Deferred income taxes                        19,806,419          13,874,060
                                            --------------      --------------
    Total non-current liabilities             270,329,313         267,823,343
                                            --------------      --------------
    Total liabilities                         317,979,722         312,674,356
                                            --------------      --------------
Stockholders' equity:
  Common stock, $0.01 par value;
   100,000,000 shares authorized;
   24,643,141 and 21,170,441 shares
   issued and outstanding                         246,432             211,705
  Additional paid-in capital                  179,912,196         113,140,798
  Retained earnings                            90,016,497          68,522,727
                                            --------------      --------------
    Total stockholders' equity                270,175,125         181,875,230
                                            --------------      --------------
                                            $ 588,154,847       $ 494,549,586
                                            ==============      ==============

   See Accompanying Notes to Consolidated Financial Statements

            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME


                                                  For the Year Ended December 31,
                                        -------------------------------------------------
                                             1997             1996               1995
                                        --------------   --------------     -------------
Revenues:
  Casino                                $ 214,036,249    $ 112,458,824      $ 105,546,531
  Room                                     70,446,812       41,346,275         33,826,095
  Food and beverage                       114,765,405       70,789,839         60,009,994
  Other                                    25,590,029       15,369,085         12,386,275
  Casino promotional allowances           (32,690,516)     (20,382,531)       (18,810,726)
                                        --------------   --------------     --------------
Net Revenues                              392,147,979      219,581,492        192,958,169
                                        --------------   --------------     --------------
Expenses:
  Casino                                  117,648,680       56,825,539         48,071,953
  Room                                     20,600,625       13,134,549         10,413,883
  Food and beverage                        88,971,034       54,899,850         48,257,881
  Other                                    15,093,736        7,496,518          6,646,950
  Selling, general and administrative      53,621,974       31,610,710         27,777,901
  Depreciation and amortization            24,906,232       17,620,555         14,231,307
  Preopening expense                       11,200,000                -                  -
                                        --------------    -------------     --------------
                                          332,042,281      181,587,721        155,399,875
                                        --------------    -------------     --------------
Operating profit                           60,105,698       37,993,771         37,558,294

Interest expense                           26,257,242        8,215,285          8,105,680
                                        --------------    -------------     --------------
Income before income tax provision         33,848,456       29,778,486         29,452,614

Income tax provision                       12,354,686       10,412,109         10,707,135
                                        --------------    -------------     --------------
Net income                              $  21,493,770     $ 19,366,377      $  18,745,479
                                        ==============    =============     ==============
Earnings per common share:
  Basic:
    Net income                          $        0.99     $       0.91      $        0.88
                                        ==============    =============     ==============
    Weighted average number of common
    shares outstanding                     21,616,711       21,204,527         21,288,062
                                        ==============    =============     ==============
  Diluted:
    Net Income                          $        0.98     $       0.90      $        0.87
                                        ==============    =============     ==============
    Weighted average number of common
    shares outstanding                     22,031,321       21,528,006         21,591,325
                                        ==============    =============     ==============

   See Accompanying Notes to Consolidated Financial Statements


            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                   Common Stock
                                            ---------------------------     Additional                         Total
                                               Number                        Paid-In         Retained       Stockholders'
                                             Of Shares         Amount        Capital         Earnings          Equity
                                            -------------  ------------  --------------   --------------   --------------
Balance, December 31, 1994                   21,371,346     $   213,714   $ 117,214,582    $  30,410,871    $ 147,839,167
Tax benefit of stock options exercised                -               -         632,601                -          632,601
Exercise of stock options                       198,300           1,983         965,467                -          967,450
Repurchase of common stock                     (430,500)         (4,305)     (5,381,920)               -       (5,386,225)
Common stock offering costs                           -               -           1,801                -            1,801
Net income for the year                               -               -               -       18,745,479       18,745,479
Compensation expense for stock options
  granted in 1993                                     -               -          87,627                -           87,627
                                            ------------    ------------  --------------   --------------   --------------
Balance, December 31, 1995                   21,139,146         211,392     113,520,158       49,156,350      162,887,900
Tax benefit of stock options exercised                -               -         570,283                -          570,283
Exercise of stock options                       175,795           1,758       1,161,152                -        1,162,910
Repurchase of common stock                     (144,500)         (1,445)     (2,219,155)               -       (2,220,600)
Net income for the year                               -               -               -       19,366,377       19,366,377
Compensation expense for stock options
  granted in 1993                                     -               -         108,360                -          108,360
                                            ------------    ------------  --------------   --------------   --------------
Balance, December 31, 1996                   21,170,441         211,705     113,140,798       68,522,727      181,875,230
Tax benefit of stock options exercised                -               -       1,066,457                -        1,066,457
Exercise of stock options                       272,700           2,727       1,559,661                -        1,562,388
Issuance of common stock                      3,200,000          32,000      64,030,000                -       64,062,000
Net income for the year                               -               -               -       21,493,770       21,493,770
Compensation expense for stock options
  granted in 1993                                     -               -         115,280                -          115,280
                                            ------------    ------------  --------------   --------------   --------------
Balance, December 31, 1997                   24,643,141     $   246,432   $ 179,912,196    $  90,016,497    $ 270,175,125
                                            ============    ============  ==============   ==============   ==============

   See Accompanying Notes to Consolidated Financial Statements


            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Year Ended December 31,
                                                 ------------------------------------------------
                                                       1997             1996            1995
                                                 ----------------  --------------  --------------
Cash flows from operating activities:
  Net income                                     $    21,493,770   $  19,366,377   $  18,745,479
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Compensation expense recognized from
       stock option grant                                115,280         108,360          87,627
     Depreciation and amortization                    24,906,232      17,620,555      14,231,307
     Pre-opening expenses                             11,200,000             -                 -
     Provision for uncollectible accounts             22,027,920         292,138       1,002,463
     Deferred income taxes                             4,146,783       2,198,017       3,122,621
     (Increase) decrease in assets:
       Accounts receivable                           (41,515,295)     (4,668,801)     (2,026,109)
       Inventories                                    (3,925,998)     (2,076,495)       (416,252)
       Prepaid expenses and other current assets      (1,258,515)     (1,106,609)        659,627
       Phase V pre-opening costs                      (6,047,020)     (5,152,980)              -
       Other, net                                     (2,815,414)     (1,158,860)       (843,335)
     Increase in liabilities:
       Accounts payable                               13,488,534       1,292,699       2,136,487
       Accrued federal income tax                      2,351,837               -               -
       Accrued expenses                                3,545,392       2,831,182       1,305,520
       Accrued interest                                  340,932       2,345,152       4,375,051
                                                 ----------------  --------------  --------------
Net cash provided by operating activities             48,054,438      31,890,735      42,380,486
                                                 ----------------  --------------  --------------
Cash flows from investing activities:
  Purchase of land and improvements                   (5,728,690)    (13,522,603)    (12,781,239)
  Purchase of equipment, furniture and
    improvements                                     (73,807,565)   (169,539,111)    (63,326,652)
  Purchase of golf course                            (16,386,159)              -               -
                                                 ----------------  --------------  --------------
Net cash used in investing activities                (95,922,414)   (183,061,714)    (76,107,891)
                                                 ----------------  --------------  --------------
Cash flows from financing activities:
  Proceeds from borrowings                           111,200,000     143,000,000      10,000,000
  Net proceeds from issuance of senior
    subordinated notes                               121,562,500               -      96,750,244
  Net proceeds from common stock issuance             65,624,388       1,162,910         969,251
  Payments on notes and loans payable               (238,900,030)       (140,932)   (125,039,428)
  Repurchase of common stock                                   -      (2,220,600)     (5,386,225)
                                                 ----------------  --------------  --------------
Net cash provided by (used in) financing
  activities                                          59,486,858     141,801,378     (22,706,158)
                                                 ----------------  --------------  --------------
Net increase (decrease) in cash and cash
  equivalents                                         11,618,882      (9,369,601)    (56,433,563)
Cash and cash equivalents, beginning of period        10,623,094      19,992,695      76,426,258
                                                 ----------------  --------------  --------------
Cash and cash equivalents, end of period         $    22,241,976   $  10,623,094   $  19,992,695
                                                 ================  ==============  ==============

   See Accompanying Notes to Consolidated Financial Statements

            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Rio Hotel & Casino, Inc., a Nevada corporation (the "Company"), and its wholly owned subsidiaries, each of which is a Nevada corporation, Rio Properties, Inc., which owns and operates the Rio ("Rio Properties"); Rio Development Company, Inc., which owns and operates the Rio Secco Golf Club in Henderson, Nevada; Rio Resort Properties, Inc.; Rio Leasing, Inc. ("Rio Leasing"), and Rio Properties' wholly owned subsidiaries, Cinderlane, Inc. and HLG, Inc.

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

     CAPITALIZATION OF INTEREST

     The Company capitalizes interest on funds disbursed during the active construction phases of real estate development and other major projects. Interest capitalized during the years ended December 31, 1997, 1996, and 1995 was $4.4 million, $8.7 million and $0.9 million, respectively.

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

     PREOPENING EXPENSES

     Preopening expenses consist principally of direct incremental personnel costs and other associated expenses. These expenses have been capitalized prior to the opening of the specific project and have been charged to expense at the commencement of the operations. A total of $11.2 million in preopening costs associated with the Phase V Expansion project was expensed in the first quarter of 1997.

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

     CASINO RECEIVABLES

     The Rio extends credit to certain casino customers, both foreign and domestic, after investigation and evaluation of the creditworthiness of the individual. The Company maintains an allowance for doubtful accounts to reduce the casino receivables to their estimated collectible amount. At December 31, 1997, the allowance for doubtful accounts was 49.5% of the casino receivables. As of December 31, 1997, management believes that there are no concentrations of credit risk for which an allowance has not been established and recorded. The collectibility of foreign and domestic receivables could be affected by future economic or other significant events in the United States or in the countries in which such foreign customers reside.

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

     REVENUE AND PROMOTIONAL ALLOWANCES

     Casino revenues represent the net win from gaming wins and losses. The retail value of rooms, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:


                                          For the Year Ended December 31,
                                 -----------------------------------------------
                                    1997                1996            1995
                                 ------------       ------------     -----------
     Room                        $  3,171,420       $  1,808,138     $  1,940,936
     Food and beverage             12,812,337          9,429,800        9,020,152
     Other operating expenses         844,870            206,163          104,921
                                 ------------       ------------     ------------
                                 $ 16,828,627       $ 11,444,101     $ 11,066,009
                                 ============       ============     ============

2.   CONSOLIDATED STATEMENTS OF CASH FLOWS

     The following supplemental disclosures are provided as part of the consolidated statements of cash flows:

                                                              For the Year Ended December 31,
                                                      ----------------------------------------------
                                                          1997               1996            1995
                                                      ------------       ------------     -----------

      Cash payments made for interest (net of
         amounts capitalized)                         $ 24,517,752       $  4,773,537    $  3,904,540
                                                      ============       ============    ============

      Cash payments made for income taxes             $  5,856,067       $  8,600,000    $  7,100,000
                                                      ============       ============    ============

      Non-cash financing and investing activities:

      Purchase of property and equipment financed
         through payables                             $  2,808,488       $ 19,604,470    $  6,556,126
                                                      ============       ============    ============

      Purchase of property and equipment through
         assumption of long-term debt                 $  4,483,448       $    140,435    $     62,042
                                                      ============       ============    ============

      Tax benefit arising from exercise of stock
         options under the Company's Non-Statutory
         Stock Option Plan                            $  1,066,457       $    570,283    $    632,601
                                                      ============       ============    ============


3.   ACCOUNTS RECEIVABLE

     Components of accounts receivable are as follows:

                                                         December 31,
                                              --------------------------------
                                                  1997                1996
                                              --------------      -------------
     Casino                                   $  46,392,622       $  6,318,124
     Hotel                                        4,526,201          3,244,388
     Other                                          403,406            244,423
                                              --------------      -------------
                                                 51,322,229          9,806,935
     Less allowance for doubtful accounts       (23,144,749)        (1,116,830)
                                              --------------      -------------
                                              $  28,177,480       $  8,690,105
                                              ==============      =============

4.   ACCRUED EXPENSES

     Components of accrued expenses are as follows:

                                                                       December 31,
                                                             ---------------------------------
                                                                  1997               1996
                                                             -------------       -------------
     Accrued salaries, wages and related benefits            $ 10,076,906        $  5,615,310
     Progressive slot machines and other gaming accruals        6,042,277           2,862,652
     Accrued gaming taxes                                       3,395,630           1,646,333
     Other accrued liabilities                                  4,039,523           1,843,112
                                                             -------------       -------------
                                                             $ 23,554,336        $ 11,967,407
                                                             =============       =============

5.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               December 31,
                                                    --------------------------------------
                                                          1997                  1996
                                                    ---------------       ---------------

     Rio Bank Loan, originally a $65 million
     revolving credit facility, was amended and
     restated to a $275 million revolving credit
     facility on February 24, 1998 with interest
     equal to the Eurodollar Rate or the Base
     Rate, plus a margin.  The loan matures on
     December 31, 2003 and is collateralized by a
     first deed of trust on the real property,
     equipment and improvements of Rio Leasing,
     Rio Properties and Rio Properties'
     subsidiaries and guaranteed by the Company.    $   18,000,000        $  153,000,000

     10 5/8% Senior Subordinated Notes, interest
     only payable semi-annually; principal due
     July 15, 2005.                                    100,000,000           100,000,000

     9 1/2% Senior Subordinated Notes, interest
     only payable semi-annually, net of
     unamortized discount of $3,127,561;
     principal due April 15, 2007                      121,872,439                    --

     Note payable, interest payable monthly based
     on the prime rate, quarterly principal
     payments of $400,000 commencing May 31, 1998
     with any remaining balance due May 31, 2000         8,000,000                    --

     Construction loan agreement, secured by a
     first deed of trust on the Rio Secco Golf
     Club real property, to be increased to a
     maximum of $6.0 million upon completion of
     the golf course clubhouse at which time it
     will convert to a standing loan payable in
     60 monthly installments together with
     interest at the LIBOR rate plus 2.5%                3,817,961                    --

     Other                                               1,266,977             1,301,522
                                                    ---------------       ---------------
                                                       252,957,377           254,301,522
              Less current maturities                   (2,434,483)             (352,239)
                                                    ---------------       ---------------
                                                    $  250,522,894        $  253,949,283
                                                    ===============       ===============

     On July 15, 1993, the Company originally entered into a revolving credit facility (the "Rio Bank Loan") in the amount of $65 million with a syndicate of banks led by Bank of America National Trust Savings and Association ("Bank of America NT&SA"). As a result of certain amendments, the Rio Bank Loan was increased in varied increments to $200 million in June 1996. On February 24, 1998, the Company amended and restated the Rio Bank Loan with the Amended and restated Credit Agreement (the "Amended Bank Loan") increasing the funds available in the revolving credit facility to $275 million, providing a mechanism whereby the Company may borrow an additional $25 million above and beyond the $275 million limit, and extending the maturity date to December 31, 2003. The Amended Bank Loan is a secured reducing revolving credit facility to be used to make allowed capital expenditures, to fund working capital needs and to pay for general corporate purposes.

     The Amended Bank Loan bears interest based upon a "LIBOR Margin" of from 0.75% to 2.25%, or a "Base Rate Margin" of from 0% to 1.25% based upon a schedule determined with reference to the "Total Leverage Ratio" (as defined in the Amended Bank Loan) of Rio Properties. The "LIBOR Margin" is the amount in excess of the applicable LIBOR which is the London InterBank Offer Rate established in the London interbank market. The "Base Rate Margin" is the amount in excess of the applicable base rate, which is the rate per annum equal to the higher of the reference rate as it is publicly announced from time to time by Bank of America NT&SA or 0.50% per annum above the latest Federal Funds rate. The Amended Bank Loan also provides for an unused facility fee ranging from 22.5 basis points to 45.0 basis points depending upon the same Total Leverage Ratio schedule utilized for the interest rate. The Amended Bank Loan requires periodic payments of interest and will require scheduled reductions of the maximum amount available commencing with scheduled reductions of $60 million at December 31, 2000, 2001 and 2002 and maturity at December 31, 2003.

     The reference interest rate quoted by the Company's primary lenders at December 31, 1997 and 1996 was 8.25%. The margin on the Company's Base Rate borrowings at December 31, 1997 was 1.75%, which was reduced to 0.50% by the Amended Bank Loan.

     At December 31, 1997, the three month Eurodollar Rate was 5.78125%. The margin on the Company's Eurodollar Rate borrowings at December 31, 1997 was 2.75% which was subsequently reduced to 1.5% by the Amended Bank Loan.

     The Amended Bank Loan includes certain covenants that, among other things, restrict the Company's ability to pay dividends and make certain other restricted payments; incur additional indebtedness; grant liens, other than permitted liens; and sell material assets. The Amended Bank Loan also requires the Company to maintain certain financial ratios, including interest coverage and leverage ratios, and not to exceed certain fixed ratios of Senior Indebtedness (as defined in the Amended Bank Loan) to earnings before interest expense, income taxes, depreciation and amortization and extraordinary items.

     To reduce the risks from interest rate fluctuations, the Company entered into interest rate swap agreements in the amount of $20 million from September 30, 1994 through December 29, 1995 and $15 million from December 29, 1995 through its expiration on June 28, 1996. In August 1994, the Company purchased a $40 million interest rate cap, effective September 30, 1994, for a three-year term, which provided for quarterly payments to the Company in the event that three-month LIBOR exceeded 7% on any quarterly reset date. As a result of entering into the interest rate swap agreements, the Company has recognized interest expense of $199,000, $208,859, and $18,638 for the years ended December 31, 1997, 1996 and 1995, respectively. The impact of these hedging activities on the Company's weighted average borrowing rate was negligible in each of the years. There were no deferred gains or losses related to the terminated interest rate swap and interest rate cap agreements.

     The revolving credit features of the Rio Bank Loan and the Amended Bank Loan allow for the Company to pay down and reborrow principal under the revolving credit facility as the Company deems appropriate. The Company had $172 million and $47 million available under the Rio Bank Loan at December 31, 1997 and 1996, respectively, and $251 million available under the Amended Bank Loan at February 24, 1998.

     The 10 5/8% Senior Subordinated Notes (the "10 5/8% Notes") and the 9 1/2% Senior Subordinated Notes (the "9 1/2% Notes") are unconditionally guaranteed on pari passu senior subordinated basis by Rio Properties. The 10 5/8% Notes and the 9 1/2% Notes (together, the" Notes") are pari passu in right of payment, are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indentures for the Notes, the "Indentures") of the Company and are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company's subsidiaries.

     The 10 5/8% Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after July
     15, 2000, at the redemption prices set forth in the Indenture for the 10 5/8% Notes. The

     9 1/2% Notes may be redeemed at the option of the Company, in whole or in part, at any time after April 15, 2002, at the redemption prices set forth in the Indenture for the 9 1/2% Notes. Upon a change in control of the Company (as defined in the Indentures), each holder of the Notes will have the right to require the Company to repurchase all or part of such holder's Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. Each Indenture contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indentures) to incur additional indebtedness, pay dividends or make other distributions, make investments, repurchase subordinated obligations or capital stock, create certain liens (except, among others, liens securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets of the Company or its subsidiaries, issue or sell subsidiary stock, create or permit to exist restrictions on distributions from subsidiaries, or enter into certain mergers and consolidations.

     The estimated fair market value of the Company's 10 5/8% Notes and 9 1/2% Notes at December 31, 1997 were approximately $109.2 million and $132.5 million, respectively, versus their book value of $100 million and $121.9 million, respectively. The estimated fair market values are based on the quoted market prices on that date.

     As of December 31, 1997, annual maturities of notes and loans payable are as follows:


         YEAR ENDING
         -----------

         December 31, 1998                           $   2,434,483
         December 31, 1999                               2,712,529
         December 31, 2000                               6,130,709
         December 31, 2001                              18,925,493
         December 31, 2002                                 881,724
         Thereafter                                    221,872,439
                                                     --------------
                                                     $ 252,957,377
                                                     ==============


     The following assets collateralize the Rio Bank Loan and the Amended Bank Loan:


                                                     December 31,
                                             ---------------------------------
                                                  1997               1996
                                             --------------     --------------
     Building and improvements               $ 414,909,591      $ 196,918,053
     Equipment, furniture and improvements      81,793,094         72,052,458
     Land and improvements                      38,543,151         37,162,710
     Construction in progress                    3,894,173        182,407,337
                                             --------------     --------------
                                             $ 539,140,009      $ 488,540,558
                                             ==============     ==============

6.   EARNINGS PER SHARE

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("SFAS 128") which became effective for periods ending after December 15, 1997 and replaces historically reported earnings per share with "basic", or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period, while diluted earnings per share reflects the additional dilution for all potentially dilutive securities, such as stock options. Application of SFAS 128 for periods ending prior to December 15, 1997 was not permitted, but its effect has been included in notes to the Company's financial statements filed with the Securities and Exchange

     Commission for all periods during 1997. The following table reflects the Company's basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995:

                                                                    Weighted Average
                                                                    Number of Shares     Earnings
                                                   Net Income          Outstanding       Per Share
                                                 --------------     ----------------     ---------
     1995:
         Basic                                   $  18,745,479         21,288,062           $0.88
         Assumed conversion of stock options     ==============           303,263           =====
                                                                       -----------
         Diluted                                 $  18,745,479         21,591,325           $0.87
                                                 ==============        ===========          =====
     1996:
         Basic                                   $  19,366,377         21,204,527           $0.91
         Assumed conversion of stock options     ==============           323,479           =====
                                                                       -----------
         Diluted                                 $  19,366,377         21,528,006           $0.90
                                                 ==============        ===========          =====
      1997:
         Basic                                   $  21,493,770         21,616,711           $0.99
         Assumed conversion of stock options     ==============           414,610           =====
                                                                       -----------
         Diluted                                 $  21,493,770         22,031,321           $0.98
                                                 ==============        ===========          =====

7.   INCOME TAXES

     The provision for income taxes consisted of the following:


                                         For the Year Ended December 31,
                                  -------------------------------------------------
                                       1997              1996              1995
                                  -------------     -------------     -------------
     Current                      $  7,644,417      $  8,214,092      $  7,681,015
     Deferred                        4,710,269         2,198,017         3,026,120
                                  -------------     -------------     -------------
                                  $ 12,354,686      $ 10,412,109      $ 10,707,135
                                  =============     =============     =============

     The following schedule reconciles the Company's effective tax rate to the statutory rate:

                                            For the Year Ended December 31,
                                            ---------------------------------
                                              1997       1996         1995
                                            --------   --------     --------
     Statutory rate                          35.0 %      35.0 %      35.0 %
     Depreciation on premium allocated
       in Rio Partnership exchange            0.1 %       0.2 %       0.4 %
     Disallowance for tax purposes of
       certain meals, travel and
       entertainment expenses                 0.1 %       0.2 %       1.5 %
     Other                                    1.3 %      (0.4)%      (0.5)%
                                             ------      ------      ------
     Effective rate                          36.5 %      35.0 %      36.4 %
                                             ======      ======      ======

     The  Company's deferred tax assets (liabilities) at December
     31, 1997 consisted of the following:

                                             Current           Non-Current
                                         ----------------    ----------------
     Depreciation and amortization        $          --       $ (18,710,633)
     Deferred employee benefits                 614,145                  --
     Bad debt expense                         1,980,057                  --
     Other deferred tax items, net            1,444,844          (1,095,786)
                                          --------------      --------------
                                          $   4,039,046       $ (19,806,419)
                                         ==============      ==============

     The   Company's   deferred  tax  assets   (liabilities)   at
     December 31, 1996 consisted of the following:

                                                 Current           Non-Current
                                               ------------      --------------
     Depreciation and amortization             $        --        $(11,539,037)
     Deferred employee benefits                    581,000                  --
     Bad debt expense                              390,890                  --
     Preopening costs - Phase V Expansion               --          (1,275,043)
     Other deferred tax assets, net                728,019          (1,059,980)
                                               ------------       -------------
                                               $ 1,699,909        $(13,874,060)
                                               ============       =============


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

8.   COMMITMENTS AND CONTINGENCIES

     The Company holds options to purchase two land parcels which total approximately seven acres adjacent to the Rio for a combined cost of approximately $5.5 million.

     In addition, the Company has entered into an agreement with Clark County to install a road across certain of its recently acquired properties that will provide an additional east/west conduit for Las Vegas residents and tourists and allow for access to the Rio from the Las Vegas Strip. Upon completion, the Company will deed the roadway acreage to Clark County in exchange for the vacating by Clark County other acreage to the Company and reimbursing the Company for a majority of the Company's construction costs.

     Rio Properties maintains an employee profit sharing plan for all employees who have accredited service. Contributions to the plan are discretionary and cannot exceed amounts permitted under the Internal Revenue Code. Contributions of $470,330, $376,736, and $278,835 have been authorized and charged to income for the years ended December 31, 1997, 1996, and 1995, respectively.

     During  1997,  the Company entered into four year  operating leases  for  gaming equipment with an annual  rent  of  $1.2 million.

     In the normal course of business, the Company is involved with various negotiations and legal matters. In addition, Rio Properties is a potential defendant in various personal injury allegations. Management is of the opinion that the effect of these matters is not material to the consolidated financial statements.

9.   STOCKHOLDERS' EQUITY

     COMMON STOCK
     On November 26, 1997 and December 24, 1997, the Company issued 3.2 million shares of common stock at a net share price of $20.16. The total net proceeds for the shares were received in the fourth quarter of 1997.

     During 1997, the Company issued 268,300 shares of Common Stock at exercise prices ranging from $3.00 per share to $15.63 per share pursuant to stock options previously granted under the Company's Non-Statutory Stock Option Plan (the "NSOP") and 4,400 shares of Common Stock at $15.50 per share pursuant to stock options previously granted under the Company's 1995 Long Term Incentive Stock Option Plan (the "LTIP").

     During 1996, the Company issued 175,795 shares of Common Stock at exercise prices ranging from $3.00 per share to $15.63 per share pursuant to stock options previously granted under the NSOP. In addition, the Company repurchased 144,500 shares of Common Stock from time to time in 1996 in the open market at a total cost of $2.2 million. The repurchased shares of Common Stock were retired.

     During 1995, the Company issued 198,300 shares of Common Stock at exercise prices ranging from $3.00 per share to $14.25 per share pursuant to options previously granted under the NSOP. In addition, the Company repurchased 430,500 shares of Common Stock from time to time in 1995 in the open market at a total cost of $5.4 million. The repurchased shares of Common Stock were retired.

     STOCK OPTIONS

     The Company has various stock option plans under which options may be granted to officers, outside directors, employees, agents or independent contractors of the Company. The options granted typically vest ratably over 5 years, with an expiration 10 years from date of issuance.

                                               For the Year Ended December 31,
                                            --------------------------------------
                                               1997          1996         1995
                                            -----------   -----------  -----------
     Options outstanding, beginning of       2,389,555     1,853,850    1,999,050
     year
       Granted                               1,457,500       828,000      294,000
       Exercised                              (272,700)     (175,795)    (198,300)
       Forfeited                               (43,500)     (116,500)    (240,900)
                                            -----------   -----------  -----------
       Options outstanding, end of year      3,530,855     2,389,555    1,853,850
                                            ===========   ===========  ===========

       Options available for grant at end
          of year                              133,900     1,484,300      259,400
       Options exercisable at end of year    1,258,955       996,755      894,717
       Average exercise price of options
          exercised during the year         $     5.73    $     6.62   $     5.21
       Average exercise price of options
          outstanding at end of year        $    14.45    $    12.40   $    10.63
       Average exercise price of options
          granted during the year           $    17.01    $    15.37   $    13.01
       Average exercise price of options
          forfeited during the year         $    14.21    $    14.04   $    12.43


     The Company has granted 3,104,500 options at exercise prices ranging from $3.00 to $15.625 per share to key officers and employees under the NSOP. As of December 31, 1997, 1,138,345 options had been exercised and 492,200 options had been forfeited, resulting in 1,473,955 options outstanding and 25,200 options available to be granted under the NSOP.

     Under the 1991 Directors' Stock Option Plan, as amended, options to purchase up to 200,000 shares of common stock may be granted to non-employee directors. The option exercise price is 100% of the fair market value of the common stock on the date of grant. As of December 31, 1997, 138,000 options had been granted at exercise prices ranging from $3.00 per share to $16.625 per share, 30,000 options had been exercised and 22,000 options had been forfeited, resulting in 86,000 options outstanding and 84,000 options available to be granted.

     Under the LTIP, options to purchase up to 2,000,000 shares of the Company's common stock may be granted to executive officers, key employees, and outside consultants of the Company. The option exercise price is equal to at least the last reported sale price of the common stock on the date of the grant. As of December 31, 1997, 2,007,500 options had been granted at exercise prices ranging from $15.50 to $21.1875, 4,400 of which had been exercised and 32,200 options had been forfeited, resulting in 1,970,900 options outstanding and 24,700 options available to be granted.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the plans. Accordingly, no compensation expense has been recognized for the stock options. FASB Statement 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair market value of options on the dates of grant in 1997, 1996 and 1995 using the Black-Scholes option-pricing model with the following assumptions: (i) no dividends, (ii) expected volatility of 32% for 1997 and 37% for 1996 and 1995, (iii) risk free interest rates of 6.0%, 6.06% and 5.68% for 1997, 1996 and 1995, respectively, and (iv) expected lives of four years, the effect on net income and earnings per share would be as follows:

                                          Year Ended December 31,
                                  ------------------------------------------
                                      1997           1996           1995
                                  ------------   ------------   ------------
     Net income - As reported     $21,493,770    $19,366,377    $18,745,479
                                  ============   ============   ============
                - Proforma        $19,395,182    $18,286,839    $18,692,445
                                  ============   ============   ============
     Diluted EPS - As reported          $0.98          $0.90          $0.87
                                  ============   ============   ============
                 - Proforma             $0.88          $0.86          $0.87
                                  ============   ============   ============

     The weighted average fair market values of options granted in 1997, 1996 and 1995 were $5.08, $2.49 and $4.83, respectively.

10.  RELATED PARTY TRANSACTIONS

     With the approval of the Company's Audit Committee and Board of Directors, the Company has contracted with two affiliates of the Company's largest stockholder for the design and construction of four expansion projects at the Rio, including the 41-story Masquerade Tower with over 1,000 suites completed during the first six months of 1997, the previously completed Phase IV Expansion of 141 suites, the Phase III Expansion of 549 suites, and the Eastside Expansion of 437 suites. Each of these expansions included the addition of new public and back-of-the-house areas and improvements. In addition, the Company retained these two affiliates to perform various remodeling and improvements projects at the Rio. During 1997, the Company contracted with these affiliated entities for the completion of the Rio Secco Golf Club facility, including the clubhouse. The Company paid these entities, in the aggregate, approximately $64.7 million, $147.9 million, and $51.0 million during the years ended December 31, 1997, 1996 and 1995, respectively, for their services. The Company has entered into agreements with these affiliates for the expansion of the Rio pursuant to the New Rio Master Plan for an estimated cost of approximately $156.7 million.

     An affiliate of the Company's largest stockholder rents a building located on the Las Vegas Strip to the Company which is utilized as a station for transporting customers by bus to and from the Rio. In addition, this affiliate provided real estate brokerage and administration services to the Company in connection with the purchase of the 38 acres adjacent to the Rio. Rent and fees paid to this affiliate, including the reimbursement of expenses, were $0.9 million, $1.0 million and $0.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. Expense reimbursements were reimbursed at the affiliate's cost, and real estate brokerage commissions are believed to be on terms at least as favorable as would have been obtained from non-affiliated parties.

     In 1994, the Company entered into a five year agreement with an entity in which a director of the Company possesses a less than ten percent ownership interest. The Company entered into the Agreement prior to the time this individual joined the Company's Board of Directors. The agreement involves the lease of land upon which the Company has constructed two billboards. Payments made under the agreement for the years ended December 31, 1997 and 1996 were approximately $166,000 and $160,000, respectively.

     In 1996, the Company entered into a two year agreement with entities in which a director of the Company was a principal stockholder and executive officer. These entities earned commissions totaling $122,000 and $159,000 for the years ended December 31, 1996 and 1995, respectively. Although these entities were acquired in June 1997 by a non-affiliated third party, the resulting entities, in which the director is now an employee, earned commissions totaling $188,000 for the year ended December 31, 1997. These commissions arose out of the acquisition and administration of various insurance coverages by the Company.

     In October 1997, the Company entered into a lease with an affiliate of the Company's two largest stockholders for certain warehouse space with such lease including an option to purchase the warehouse. In 1997, the Company paid this entity $57,200.

     The Company believes that the transactions described above are on terms at least as favorable as would have been obtained from non-related parties.

11.  DEBT GUARANTEE

     Summarized financial information is provided below for Rio Properties, the Company's principal wholly-owned operating subsidiary, as sole guarantor to the 10 5/8% Notes and the 9 1/2% Notes which are pari passu under the guarantee. The two subordinated note issues are fully and unconditionally guaranteed by Rio Properties and are subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company's subsidiaries.

     Summarized financial statements of Rio Properties have not been prepared since the assets, pre-tax income and parents' net investment in the non-guarantor subsidiaries on an individual basis and combined basis are inconsequential, except as described below. In addition, the Company,s operations and assets other than its investment in its subsidiaries are inconsequential. The difference in net equity between the Company and Rio Properties is principally a result of the Company's purchase in 1990 and 1992 of minority interests in a subsidiary, resulting in the payment of premiums of approximately $13.7 million and $1.3 million, respectively. The premiums were allocated by the Company, based on fair market values, among land, building and equipment, furniture and improvements.



                                          As of and for the Year Ended December 31,
                                     ----------------------------------------------------
                                          1997               1996              1995
                                     -------------     ---------------   ----------------
     Current assets                  $ 60,333,843        $ 30,139,122       $ 29,995,415
     Non-current assets               531,724,670         448,469,956        262,320,009
     Current liabilities               61,817,819          56,301,870         33,216,257
     Non-current liabilities          240,161,516         253,949,282        110,176,765
     Revenues                         391,678,931         219,577,608        192,537,954
     Operating profit                  60,421,158          37,959,885         37,138,205
     Income before income taxes        34,644,211          29,744,600         29,451,596
     Net Income                        21,923,957          19,327,165         18,733,318


     One of the Company's non-guarantor subsidiaries, Rio Development Company, Inc. ("Rio Development"), has recently acquired assets and liabilities associated with the purchase of the Rio Secco Golf Club. As of December 31, 1997, this subsidiary had current assets of $340,050; non-current assets of $31,542,602, including $5,635,073 due from the Company; current liabilities of $100,537 and non-current liabilities of $26,549,897, including $14,100,782 due Rio Properties. Prior to the purchase of the golf course in September 1997, the assets and operations of Rio Development were inconsequential.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of stockholders on May 21, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

      This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of stockholders on May 21, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of stockholders on May 21, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of stockholders on May 21, 1998.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)  1.   FINANCIAL STATEMENTS

               Included in Part II of this report:

               Consolidated Balance Sheets at December
               31, 1997 and December 31, 1996.

               For  the Years Ended December 31, 1997,
               1996 and 1995

               Consolidated Statements of Income

               Consolidated Statements of Stockholders' Equity

               Consolidated Statements of Cash Flows.

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

     (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed by the Company during the quarter ended December 31, 1997.

ITEM 14.  EXHIBITS

NUMBER  EXHIBIT DESCRIPTION

3.01 Amended and Restated Articles of Incorporation of Rio Hotel & Casino, Inc. filed July 19, 1994, are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-Q for the Quarter Ended June 30, 1994, Part II, Item 6(a), Exhibit 4.01.

3.02 Amended and Restated Bylaws of Rio Hotel & Casino, Inc., certified March 20, 1997, is incorporated herein by reference from the Company's (SEC File No. 001-11569) Annual Report on Form 10-K for the Year Ended December 31, 1996, Part IV, Item 14(c), Exhibit 3.02.

4.01 Specimen common stock certificate for the common stock of Rio Hotel & Casino, Inc. is incorporated herein by reference from the Company's (SEC File No. 333-869) Registration Statement on Form S-3 filed on February 12, 1996, Part II, Item 15, Exhibit 4.03.

4.02    Rio  Hotel  &  Casino, Inc. Non-Statutory  Stock  Option
        Plan, as amended February 25, 1998.

4.03 Rio Hotel & Casino, Inc. Directors' Stock Option Plan, as amended February 25, 1998.

4.04 Rio Suite Hotel & Casino Employee Retirement Savings Plan Trust Agreement dated February 11, 1991; First Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated March 20, 1992, effective April 1, 1992; Second Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated March 20, 1992, effective April 1, 1992; Third Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated December 14, 1992, effective August 15, 1992, and Rio Suite Hotel & Casino Employee Retirement Savings Plan, Participant Loan Program dated March 19, 1992 are incorporated herein by reference from the Company's (SEC File No. 33-56860) Registration Statement on Form S-8 filed January 8, 1993, Part II, Item 8, Exhibit 4.11; Rio Suite Hotel & Casino Employment Retirement Savings Plan dated February 21, 1991 is incorporated herein by reference from the Company's (SEC File No. 33-56860) Registration Statement on Form S-8 filed February 3, 1993, Part II, Item 8, Exhibit 4.11; Fourth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated April 30, 1993, effective July 1, 1993; Fifth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated August 17, 1993, effective July 1, 1993; Sixth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated October 27, 1993, effective October 25, 1993; Seventh Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan Trust Agreement dated and effective December 16, 1993; and Eighth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated May 3, 1994, effective May 1, 1994 are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-Q for the Quarter Ended June 30, 1994, Part II, Item 6(a), Exhibit 4.03; Ninth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated August 26, 1994, effective August 25, 1994; Tenth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated and effective January 1, 1995; Eleventh Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated and effective January 12, 1995 are incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c), Exhibit 4.08; Twelfth Amendment to the Rio Suite Hotel & Casino Employee Retirement Savings Plan dated and effective December 21, 1995; and Thirteenth Amendment to the

NUMBER  EXHIBIT DESCRIPTION

        Rio  Suite  Hotel  & Casino Employee Retirement  Savings
        Plan dated and effective March 17, 1998.

4.05 Rio Hotel & Casino, Inc. 1995 Long-Term Incentive Plan, as amended March 20, 1997, is incorporated herein by reference from the Company's (SEC File No. 001-11569) Annual Report on Form 10-K for the Year Ended December 31, 1996, Item 14(c), Exhibit 4.07.

4.06 Credit Agreement among Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Lenders, and Rio Properties, Inc., as Borrower, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America National Trust and Savings Association, in the amount of $9,692,307.70 dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America Nevada, in the amount of $3,230,769.23, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of Societe Generale, in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of NBD Bank, N.A., in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of First Security Bank of Idaho, N.A., in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Nevada, N.A., in the amount of $6,461,538.46, dated July 15, 1993; Line A Note executed by Rio Properties, Inc., as Borrower, in favor of U.S. Bank of Nevada, in the amount of $3,230,769.23, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America National Trust and Savings Association, in the amount of $5,307,692.30 dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America Nevada, in the amount of $1,769,230.77, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Nevada, N.A., in the amount of $3,538,461.54, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of First Security Bank of Idaho, N.A., in the amount of $3,538,461.54, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of NBD Bank, N.A., in the amount of $3,538,461.54, dated July 15, 1993; Line B Note executed by Rio
        Properties, Inc., as Borrower, in favor of Societe Generale, in the amount of $3,538,461.54, dated July 15, 1993; Line B Note executed by Rio Properties, Inc., as Borrower, in favor of U.S. Bank of Nevada, in the amount of $1,769,230.77, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America National Trust and Savings Association, in the amount of $15,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of Bank of America Nevada, in the amount of $5,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Nevada, N.A., in the amount of $10,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of First Interstate Bank of Idaho, N.A., in the amount of $10,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as
        Borrower, in favor of NBD Bank, N.A., in the amount of $10,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of Societe Generale, in the amount of $10,000,000, dated July 15, 1993; Revolving Note executed by Rio Properties, Inc., as Borrower, in favor of U.S. Bank of Nevada, in the amount of $5,000,000, dated July 15, 1993; Security Agreement executed by Rio Properties, Inc., as Debtor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Secured Party, dated July 15, 1993;

NUMBER  EXHIBIT DESCRIPTION

        Construction Deed of Trust With Assignment of Rents and Fixture Filing among Rio Properties, Inc., as Trustor, Equitable Deed Company, as Trustee, and Bank of America National Trust and Savings Association, as agent for itself and the other financial institutions, as Beneficiary, dated July 15, 1993; Unsecured Indemnity Agreement executed by Rio Properties, Inc., as Indemnitor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, dated July 15, 1993; Guaranty executed by Rio Hotel & Casino, Inc., as Guarantor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Guaranteed Parties, dated July 15, 1993; and, Parent Guarantor Security Agreement by Rio Hotel & Casino, Inc., as Debtor, in favor of Bank of America National Trust and Savings Association, as agent for itself and other financial institutions, as Secured Party, dated July 15, 1993 are incorporated by reference from the Company's (SEC File No. 2-88147) Report on Form 8-K dated July 15, 1993, Item 7(c), Exhibit 28.01; First Amendment to Credit Agreement dated as of October 25, 1993 and Second Amendment and Waiver to Credit Agreement dated as of November 8, 1993 among Rio Properties, Inc., Bank of America National Trust and Savings Association, Bank of America Nevada, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A.,
        Societe Generale, and U.S. Bank of Nevada are incorporated by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c), Exhibit 4.09; Third Amendment to Credit Agreement dated as of
        April 15, 1994 among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, Bank of America, Nevada, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, and U.S. Bank of Nevada; Memorandum of Amendments to Credit Agreement and Amendment to Construction Deed of Trust with Assignment of Rents and Fixture Filing dated as of May 9, 1994 by Rio Properties, Inc. and Bank of America National Trust and Savings Association are incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 10-Q for the Quarter Ended June 30, 1994,
        Part II, Item 6(a), Exhibit No. 4.02; Fourth Amendment to Credit Agreement among Rio Properties, Inc., as Borrower, and Bank of America National Trust and Savings Association, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, Bank of America, Nevada, U.S. Bank of Nevada, Bank of Scotland and Midlantic Bank, N.A., as Lenders; and Second Memorandum of Amendment to Credit Agreement and Amendment to Construction Deed of Trust with Assignment of Rents and Fixture Filing between Borrower and Bank of America National Trust and Savings Association, as agent for Lenders, dated December 16, 1994 are incorporated herein by reference from the
        Company's (SEC File No. 0-13760) Report on Form 8-K dated December 16, 1994, Item 7(c), Exhibit 10.01; Fifth Amendment to Credit Agreement dated as of March 20, 1995, among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale,
        Bank of America Nevada, U.S. Bank of Nevada, Bank of Scotland and Midlantic Bank, N.A., as Banks, is incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c),
        Exhibit 10.09; Sixth Amendment to Credit Agreement dated as of July 31, 1995 among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, and First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., NBD Bank, N.A., Societe Generale, Bank of America Nevada, U.S. Bank of Nevada, Bank of Scotland, Midlantic Bank, N.A., and Bank of Hawaii, as Banks, is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated September 15, 1995, Item 7(c), Exhibit 4.01; Seventh Amendment to Credit Agreement dated as of January 17, 1996 among Rio Properties, Inc., Bank of America National Trust and Savings Association, as Agent and as a Bank, and First Interstate Bank of Nevada, First Security Bank of Idaho, N.A., Societe Generale, Bank of America Nevada, U.S.

NUMBER  EXHIBIT DESCRIPTION

        Bank of Nevada, Bank of Scotland, Midlantic Bank, N.A., and Bank of Hawaii, as Banks, is incorporated herein by reference from the Company's (SEC File No. 1-11569)
        Annual   Report  on  Form  10-K  for  the   Year   Ended
        December  31,  1995, Part IV, Item 14(c), Exhibit  4.08;
        Eighth  Amendment  to  Credit  Agreement  dated  as   of
        June 17, 1996 among Rio Properties, Inc. and Bank of America National Trust and Savings Association, as Agent, and Wells Fargo Bank National Association, First
        Security   Bank  of  Idaho,  N.A.,  NBD  Bank,   Societe
        Generale, Bank of America Nevada, U.S. Bank of Nevada, Bank of Scotland, Midlantic Bank, N.A., and Bank of Hawaii, as Banks, is incorporated herein by reference from the Company's (SEC File No. 1-11569) Report on Form 10-Q for the Quarter Ended June 30, 1996, Item 6(a),
        Exhibit 10.01; Ninth Amendment to Credit Agreement dated as of January 13, 1997 among Rio Properties, Inc. and Rio Leasing, Inc., and Bank of America National Trust & Savings Association, as Agent and a Bank, and Wells Fargo Bank National Association, First Security Bank of Utah, N.A., NBD Bank, Societe Generale, U.S. Bank of
        Nevada,   Bank   of   Scotland,   PNC   Bank,   National
        Association, successor by merger to Midlantic Bank, N.A. and Bank of Hawaii, as Banks; and Tenth Amendment to Credit Agreement dated as of February 3, 1997 among Rio Properties, Inc. and Rio Leasing, Inc., and Bank of America National Trust and Savings Association, as Agent and a Bank, and Wells Fargo Bank National Association, First Security Bank, N.A., NBD Bank, Societe Generale, U.S. Bank of Nevada, Bank of Scotland, PNC Bank, National Association, successor by merger to Midlantic
        Bank,   N.A.,  and  Bank  of  Hawaii,  as   Banks,   are
        incorporated herein by reference from the Company's (SEC File No. 001-11569) Annual Report on Form 10-K for the Year Ended December 31, 1996, Item 14(c), Exhibit 4.08; Eleventh Amendment to Credit Agreement and Waiver dated as of May 13, 1997 among Rio Properties, Inc., Rio Leasing, Inc., Bank of America National Trust & Savings Association, as Agent and as a Bank, and Wells Fargo
        Bank National Association, First Security Bank, N.A., NBD Bank, Societe Generale, U.S. Bank of Nevada, bank of Scotland, PNC Bank, National Association, successor by merger to Midlantic Bank, N.A., and Bank of Hawaii, as Banks; and Twelfth Amendment to Credit Agreement and Waiver dated as of May 13, 1997 among Rio Properties, Inc., Rio Leasing, Inc., Bank of America National Trust & Savings Association, as Agent as a Bank, and Wells Fargo Bank National Trust & Savings Association, First Security Bank, N.A., NBD Bank, Societe Generale, U.S. Bank of Nevada, Bank of Scotland, PNC Bank, National Association, successor by merger to Midlantic Bank, N.A., and Bank of Hawaii, as Banks, are incorporated herein by reference from the Company's (SEC File No. 001-11569) Report on Form 10-Q for the Quarter Ended March 31, 1997, Item 6(a), Exhibit 4.01; and Thirteenth Amendment to Credit Agreement dated as of August 8, 1997 among Rio Properties, Inc. and Rio Leasing, Inc., as Borrowers, Bank of America National Trust and Savings Association, as Agent and as a Bank, and Wells Fargo
        Bank National Association, First Security Bank, N.A., NBA Bank, Societe Generale, U.S. Bank of Nevada, Bank of Scotland, PNC Bank, National Association, Successor By Merger to Midlantic Bank, N.A., and Bank of Hawaii, as Banks, is incorporated herein by reference from the Company's (SEC File No. 001-11569) Report on Form 10-Q for the Quarter Ended June 30, 1997, Item 6(a), Exhibit 4.01.

4.07 Indenture dated as of July 21, 1995, among Rio Hotel & Casino, Inc., Rio Properties, Inc. and IBJ Schroder Bank & Trust Company for the Company's 10 5/8% Senior Subordinated Notes Due 2005 is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated July 18, 1995, Item 7(c),
        Exhibit 4.3.

4.08    Indenture dated as of February 11, 1997, among Rio Hotel
        &  Casino,  Inc., Rio Properties, Inc. and IBJ  Schroder
        Bank  &  Trust  Company  for the Company's 9 1/2% Senior
        Subordinated Notes Due

NUMBER  EXHIBIT DESCRIPTION

        2007 is incorporated herein by reference from the Company's (SEC File No. 0-13760) Report on Form 8-K dated February 4, 1997, Item 7(c), Exhibit 4.3.

4.09 Form of Letter of Transmittal to IBJ Schroder Bank & Trust Company as Exchange Agent for exchange of 9-1/2% Senior Subordinated Notes Due 2007 is incorporated herein by reference from the Company's (SEC File No. 333-23895) Registration Statement on Form S-4 filed March 24, 1997, Part II, Item 21(A), Exhibit 4.14.

4.10 Amended and Restated Credit Agreement dated as of February 24, 1998 among Rio Properties, Inc. and Rio
        Leasing, Inc. and Bank of America National Trust and Savings Association as Agent and the other financial institutions party hereto is incorporated herein by reference from the Company's (SEC File No. 1-11569) Report on Form 8-K dated February 24, 1998, Item 7(c),
        Exhibit 4.1.

10.01 Interest Rate Swap Agreement dated as of July 28, 1993 between Rio Properties, Inc. and Bank of America National Trust and Savings Association is incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1993, Part IV, Item 14(c), Exhibit 10.11.

10.02 Architectural Agreement entered into as of February 9, 1995 between Rio Hotel & Casino, Inc., as Owner, and Anthony A. Marnell, Chartered, as Architect, is incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c),
        Exhibit 10.08.

10.03 Building Contract entered into as of February 27, 1995 between Marnell Corrao Associates, Inc., as General Contractor, and Rio Properties, Inc., as Owner, is incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c),
        Exhibit 10.09.

10.04 Real Estate Purchase and Sale Agreement entered into as of January 25, 1995 between Focus 2000, Inc., as Seller, and Rio Properties, Inc., as Buyer, is incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c), Exhibit 10.10.

10.05 Exchange Agreement entered into as of January 6, 1995 between Allied Building Materials, Cinderlane, Inc., and Rio Hotel & Casino, Inc. is incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c), Exhibit 10.11.

10.06   Letter  Agreement  regarding Rate Cap Transaction  dated
        August 11, 1994 between Bank of America National Trust and Savings Association and Rio Properties, Inc. is incorporated herein by reference from the Company's (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c),
        Exhibit 10.12.

10.07 Architectural Agreement entered into as of July 27, 1995 by and between Anthony A. Marnell II, Chtd., as
        Architect, and Rio Hotel & Casino, Inc., as Owner, is incorporated herein by reference from the Company's (SEC File No. 333-869) Registration Statement on Form S-3, filed on

NUMBER  EXHIBIT DESCRIPTION

        February 12, 1996, Part II, Item 16, Exhibit 10.10.

10.08 Building Contract entered into as of August 14, 1995 by and between Marnell Corrao Associates, Inc., as General Contractor, and Rio Properties, Inc., as Owner, is incorporated herein by reference from the Company's (SEC File No. 333-869) Registration Statement on Form S-3, filed on February 12, 1996, Part II, Item 16, Exhibit 10.11.

10.09 Form of Exchange Agency Agreement between Rio Hotel & Casino, Inc. and IBJ Schroder Bank & Trust Company is incorporated herein by reference from the Company's (SEC File No. 333-23895) Registration Statement on Form S-4 filed March 24, 1997, Part II, Item 21(A), Exhibit 10.12.

10.10 Employment Agreement dated as of November 25, 1996 between Rio Hotel & Casino, Inc. and David P. Hanlon; Employment Agreement dated as of March 7, 1997 between Rio Hotel & Casino, Inc. and Ronald J. Radcliffe; Employment Agreement dated as of March 7, 1997 between Rio Hotel & Casino, Inc. and I. Scott Bogatz are incorporated herein by reference from the Company's (SEC File No. 001-11569) Annual Report on Form 10-K for the Year Ended December 31, 1996, Part IV, Item 14(c),
        Exhibit 10.12.

10.11 Purchase Agreement dated as of June 1, 1997 among Rio Development Company, Inc. and Seven Hills Golf Limited Partnership is incorporated herein by reference from the Company's (SEC File No. 001-11569) Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997, Part II,
        Item 6(a), Exhibit 10.01.

10.12   Architectural Agreements entered into as  of  March  25,
        1998  by  and between Anthony A. Marnell II,  Chtd.,  as
        Architect, and Rio Hotel & Casino, Inc., as Owner.

10.13 Building Contracts entered into as of March 25, 1998 by and between Marnell Corrao Associates, Inc., as General
        Contractor, and Rio Properties, Inc., as Owner.

21.01   List of subsidiaries of Registrant.

23.01   Consent of Arthur Andersen LLP.

27.01   Financial Data Schedule.


            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         BALANCE SHEETS


                                                                    December 31,
                                                            --------------------------------
                                                                  1997             1996
                  ASSETS                                    ---------------   --------------

Current assets:

   Cash and cash equivalents                                $      513,528    $     469,063
                                                            ---------------   --------------
       Total current assets                                        513,528          469,063
                                                            ---------------   --------------
Other assets:

   Investments in subsidiaries                                 277,659,111      192,031,880
   Other, net                                                    4,207,363        3,140,906
                                                            ---------------   --------------
                                                               281,866,474      195,172,786
                                                            ---------------   --------------
                                                            $  282,380,002    $ 195,641,849
                                                            ===============   ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Non-current liabilities due to subsidiaries                 $   12,204,877    $  13,766,619
                                                            ---------------   --------------
Stockholders' equity

   Common Stock, $0.01 par value;
      100,000,000 shares authorized;
      24,643,141 and 21,170,441
      shares issued and outstanding                                246,432          211,705
   Additional paid-in capital                                  179,912,196      113,140,798
   Retained earnings                                            90,016,497       68,522,727
                                                            ---------------   --------------
       Total stockholders' equity                              270,175,125      181,875,230
                                                            ---------------   --------------
                                                            $  282,380,002    $ 195,641,849
                                                            ===============   ==============

   See Accompanying Notes to Consolidated Financial Statements


            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    RIO HOTEL & CASINO, INC.
                       STATEMENT OF INCOME


                                             For the Year Ended December 31,
                                     ----------------------------------------------
                                          1997             1996            1995
                                     ---------------  -------------   -------------
Revenues

   Interest Income                   $       21,813   $      3,884    $      1,144
   Subsidiary earnings                   21,481,957     19,612,493      18,994,335
                                     ---------------  -------------   -------------
                                         21,503,770     19,616,377      18,995,479
                                     ---------------  -------------   -------------
Costs and Expenses:

   General and administrative                10,000        250,000         250,000
                                     ---------------  -------------   -------------
             Net income              $   21,493,770   $ 19,366,377    $ 18,745,479
                                     ===============  =============   =============

   See Accompanying Notes to Consolidated Financial Statements


            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
  SCHEDULE III C CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    RIO HOTEL & CASINO, INC.
                     STATEMENT OF CASH FLOW


                                                                   For the Year Ended December 31,
                                                          --------------------------------------------------
                                                               1997              1996              1995
                                                          --------------    --------------    --------------
Cash flows from operating activities:
  Net income                                              $  21,493,770     $  19,366,377     $  18,745,479

  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
  Earnings from subsidiary investments                      (21,481,957)      (19,612,493)      (18,994,335)

  (Increase) decrease in assets:
    Receivables                                                       -               537               350
    Due from (to) subsidiaries                               (1,561,736)        1,686,447         4,715,730
  Net cash provided by (used in) operating activities        (1,549,923)        1,440,868         4,467,224
                                                          --------------    --------------    --------------
Cash flows from investing activities:
  Investments in subsidiaries                               (64,030,000)                -                 -
                                                          --------------    --------------    --------------
  Net cash used in investing activities                     (64,030,000)                -                 -
                                                          --------------    --------------    --------------
Cash flows from financing activities:
  Net proceeds from common stock issuance                    65,624,388         1,162,910           969,251
  Repurchase of common stock                                          -        (2,220,600)       (5,386,225)
                                                          --------------    --------------    --------------
  Net cash used in (provided by) financing activities        65,624,388        (1,057,690)       (4,416,974)
                                                          --------------    --------------    --------------
  Net increase (decrease) in cash and
    cash equivalents                                             44,465           383,178            50,250
  Cash and cash equivalents, beginning of period                469,063            85,885            35,635
                                                          --------------    --------------    --------------
  Cash and cash equivalents, end of period                $     513,528     $     469,063     $      85,885
                                                          ==============    ==============    ==============


   See Accompanying Notes to Consolidated Financial Statements


            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
           FOR THE THREE YEARS ENDED DECEMBER 31, 1997


Balance, December 31, 1994                      $     479,135

     Additions charged to income                    1,002,463

     Accounts written off, net of recoveries         (656,906)
                                                --------------
Balance, December 31, 1995                            824,692

     Additions charged to income                    1,070,813

     Accounts written off, net of recoveries         (778,675)
                                                --------------
Balance, December 31, 1996                          1,116,830

     Additions charged to income                   25,599,841

     Accounts written off, net of recoveries       (3,571,922)
                                                --------------
Balance, December 31, 1997                      $  23,144,749
                                                ==============

   See Accompanying Notes to Consolidated Financial Statements

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RIO HOTEL & CASINO, INC.


March 30, 1998                   By:  /s/ Ronald J. Radcliffe
                                      Ronald J. Radcliffe, Vice
                                      President, Treasurer
                                      and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                                   TITLE                               DATE
                                                                                     March 30, 1998
/s/ Anthony A. Marnell II      Chairman of the Board of Directors and Chief
Anthony A. Marnell II          Executive Officer (Principal Executive Officer)


/s/ James A. Barrett, Jr.      President and Director                                March 30, 1998
James A. Barrett, Jr.


/s/ David P. Hanlon            Executive Vice President, Chief Operating             March 30, 1998
David P. Hanlon                Officer and Director


/s/ Ronald J. Radcliffe        Vice President, Treasurer and Chief Financial         March 30, 1998
Ronald J. Radcliffe            Officer (Principal Financial and Accounting Officer)


/s/ I. Scott Bogatz            Vice President, Secretary and General Counsel         March 30, 1998
I. Scott Bogatz


/s/ John A. Stuart             Director                                              March 30, 1998
John A. Stuart


/s/ Thomas Y. Hartley          Director                                              March 30, 1998
Thomas Y. Hartley


/s/ Peter M. Thomas            Director                                              March 30, 1998
Peter M. Thomas


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

3.02     Amended  and  Restated Bylaws of Rio  Hotel  &  Casino,
         Inc., certified March 20, 1997, is incorporated herein by reference from the Company's (SEC File No. 001-
         11569)  Annual Report on Form 10-K for the  Year  Ended
         December 31, 1996, Part IV, Item 14(c), Exhibit 3.02.

4.01     Specimen common stock certificate for the common  stock
         of  Rio Hotel & Casino, Inc. is incorporated herein  by
         reference  from  the Company's (SEC File  No.  333-869)
         Registration   Statement   on   Form   S-3   filed   on
         February 12, 1996, Part II, Item 15, Exhibit 4.03.

4.02     Rio  Hotel  &  Casino, Inc. Non-Statutory Stock  Option      62
         Plan, as amended February 25, 1998.

4.03     Rio  Hotel & Casino, Inc. Directors' Stock Option Plan,      71
         as amended February 25, 1998.

4.04     Rio  Suite  Hotel & Casino Employee Retirement  Savings      78
         Plan  Trust  Agreement dated February 11,  1991;  First
         Amendment  to  the  Rio Suite Hotel &  Casino  Employee
         Retirement Savings Plan dated March 20, 1992, effective
         April  1, 1992; Second Amendment to the Rio Suite Hotel
         &  Casino Employee Retirement Savings Plan dated  March
         20,  1992, effective April 1, 1992; Third Amendment  to
         the  Rio  Suite  Hotel  &  Casino  Employee  Retirement
         Savings Plan dated December 14, 1992, effective  August
         15,  1992,  and  Rio  Suite  Hotel  &  Casino  Employee
         Retirement Savings Plan, Participant Loan Program dated
         March  19,  1992 are incorporated herein  by  reference
         from the Company's (SEC File No. 33-56860) Registration
         Statement on Form S-8 filed January 8, 1993,  Part  II,
         Item   8,  Exhibit  4.11;  Rio  Suite  Hotel  &  Casino
         Employment  Retirement Savings Plan dated February  21,
         1991  is  incorporated  herein by  reference  from  the
         Company's   (SEC   File   No.  33-56860)   Registration
         Statement on Form S-8 filed February 3, 1993, Part  II,
         Item 8, Exhibit 4.11; Fourth Amendment to the Rio Suite
         Hotel  & Casino Employee Retirement Savings Plan  dated
         April 30, 1993, effective July 1, 1993; Fifth Amendment
         to  the  Rio  Suite Hotel & Casino Employee  Retirement
         Savings  Plan dated August 17, 1993, effective July  1,
         1993;  Sixth Amendment to the Rio Suite Hotel &  Casino
         Employee  Retirement  Savings Plan  dated  October  27,
         1993, effective October 25, 1993; Seventh Amendment  to
         the  Rio  Suite  Hotel  &  Casino  Employee  Retirement
         Savings   Plan  Trust  Agreement  dated  and  effective
         December  16,  1993; and Eighth Amendment  to  the  Rio
         Suite  Hotel & Casino Employee Retirement Savings  Plan
         dated   May  3,  1994,  effective  May  1,   1994   are
         incorporated  herein by reference  from  the  Company=s
         (SEC  File  No. 0-13760) Report on Form  10-Q  for  the
         Quarter  Ended  June  30, 1994,  Part  II,  Item  6(a),
         Exhibit 4.03; Ninth Amendment to the Rio Suite Hotel  &
         Casino  Employee Retirement Savings Plan  dated  August
         26, 1994, effective August 25, 1994; Tenth Amendment to
         the  Rio  Suite  Hotel  &  Casino  Employee  Retirement
         Savings  Plan  dated  and effective  January  1,  1995;
         Eleventh  Amendment  to the Rio Suite  Hotel  &  Casino
         Employee  Retirement Savings Plan dated  and  effective
         January  12, 1995 are incorporated herein by  reference
         from the Company's (SEC File No. 0-13760) Annual Report
         on Form 10-K for the Year Ended December 31, 1994, Part
         IV,  Item 14(c), Exhibit 4.08; Twelfth Amendment to the
         Rio  Suite  Hotel & Casino Employee Retirement  Savings
         Plan  dated  and  effective  December  21,  1995;   and
         Thirteenth  Amendment to the Rio Suite Hotel  &  Casino
         Employee  Retirement Savings Plan dated  and  effective
         March 17, 1998.


NUMBER   EXHIBIT DESCRIPTION                                       PAGE

4.05 Rio Hotel & Casino, Inc. 1995 Long-Term Incentive Plan, as amended March 20, 1997, is incorporated herein by reference from the Company's (SEC File No. 001-11569)
         Annual  Report on Form 10-K for the Year Ended December
         31, 1996, Item 14(c), Exhibit 4.07.

4.06     Credit  Agreement among Bank of America National  Trust
         and  Savings Association, as agent for itself and other
         financial institutions, as Lenders, and Rio Properties,
         Inc.,  as  Borrower, dated July 15, 1993; Line  A  Note
         executed by Rio Properties, Inc., as Borrower, in favor
         of   Bank   of  America  National  Trust  and   Savings
         Association, in the amount of $9,692,307.70 dated  July
         15, 1993; Line A Note executed by Rio Properties, Inc.,
         as Borrower, in favor of Bank of America Nevada, in the
         amount  of $3,230,769.23, dated July 15, 1993;  Line  A
         Note executed by Rio Properties, Inc., as Borrower,  in
         favor   of   Societe  Generale,  in   the   amount   of
         $6,461,538.46,  dated  July  15,  1993;  Line  A   Note
         executed by Rio Properties, Inc., as Borrower, in favor
         of  NBD  Bank,  N.A., in the amount  of  $6,461,538.46,
         dated  July  15,  1993;  Line A Note  executed  by  Rio
         Properties,  Inc.,  as  Borrower,  in  favor  of  First
         Security  Bank  of  Idaho,  N.A.,  in  the  amount   of
         $6,461,538.46,  dated  July  15,  1993;  Line  A   Note
         executed by Rio Properties, Inc., as Borrower, in favor
         of First Interstate Bank of Nevada, N.A., in the amount
         of  $6,461,538.46,  dated July 15, 1993;  Line  A  Note
         executed by Rio Properties, Inc., as Borrower, in favor
         of U.S. Bank of Nevada, in the amount of $3,230,769.23,
         dated  July  15,  1993;  Line B Note  executed  by  Rio
         Properties,  Inc., as Borrower, in  favor  of  Bank  of
         America National Trust and Savings Association, in  the
         amount  of  $5,307,692.30 dated July 15, 1993;  Line  B
         Note executed by Rio Properties, Inc., as Borrower,  in
         favor  of  Bank  of America Nevada, in  the  amount  of
         $1,769,230.77,  dated  July  15,  1993;  Line  B   Note
         executed by Rio Properties, Inc., as Borrower, in favor
         of First Interstate Bank of Nevada, N.A., in the amount
         of  $3,538,461.54,  dated July 15, 1993;  Line  B  Note
         executed by Rio Properties, Inc., as Borrower, in favor
         of First Security Bank of Idaho, N.A., in the amount of
         $3,538,461.54,  dated  July  15,  1993;  Line  B   Note
         executed by Rio Properties, Inc., as Borrower, in favor
         of  NBD  Bank,  N.A., in the amount  of  $3,538,461.54,
         dated  July  15,  1993;  Line B Note  executed  by  Rio
         Properties,  Inc.,  as Borrower, in  favor  of  Societe
         Generale,  in the amount of $3,538,461.54,  dated  July
         15, 1993; Line B Note executed by Rio Properties, Inc.,
         as  Borrower, in favor of U.S. Bank of Nevada,  in  the
         amount of $1,769,230.77, dated July 15, 1993; Revolving
         Note executed by Rio Properties, Inc., as Borrower,  in
         favor  of  Bank of America National Trust  and  Savings
         Association, in the amount of $15,000,000,  dated  July
         15,  1993;  Revolving Note executed by Rio  Properties,
         Inc.,  as Borrower, in favor of Bank of America Nevada,
         in  the  amount  of $5,000,000, dated  July  15,  1993;
         Revolving  Note  executed by Rio Properties,  Inc.,  as
         Borrower, in favor of First Interstate Bank of  Nevada,
         N.A.,  in  the  amount of $10,000,000, dated  July  15,
         1993;  Revolving Note executed by Rio Properties, Inc.,
         as  Borrower,  in  favor of First  Interstate  Bank  of
         Idaho,  N.A., in the amount of $10,000,000, dated  July
         15,  1993;  Revolving Note executed by Rio  Properties,
         Inc.,  as Borrower, in favor of NBD Bank, N.A., in  the
         amount  of  $10,000,000, dated July 15, 1993; Revolving
         Note executed by Rio Properties, Inc., as Borrower,  in
         favor   of   Societe  Generale,  in   the   amount   of
         $10,000,000,  dated  July  15,  1993;  Revolving   Note
         executed by Rio Properties, Inc., as Borrower, in favor
         of  U.S.  Bank of Nevada, in the amount of  $5,000,000,
         dated July 15, 1993; Security Agreement executed by Rio
         Properties,  Inc.,  as Debtor,  in  favor  of  Bank  of
         America  National  Trust  and Savings  Association,  as
         agent  for itself and other financial institutions,  as
         Secured  Party, dated July 15, 1993; Construction  Deed
         of  Trust  With Assignment of Rents and Fixture  Filing
         among Rio Properties, Inc., as Trustor, Equitable  Deed
         Company, as Trustee, and Bank of America National Trust
         and  Savings Association, as agent for itself  and  the
         other  financial  institutions, as  Beneficiary,  dated
         July  15,  1993; Unsecured Indemnity Agreement executed
         by  Rio  Properties, Inc., as Indemnitor, in  favor  of
         Bank of America National


NUMBER   EXHIBIT DESCRIPTION                                       PAGE

         Trust and Savings Association, as agent for itself  and
         other  financial  institutions, dated  July  15,  1993;
         Guaranty  executed  by Rio Hotel  &  Casino,  Inc.,  as
         Guarantor,  in favor of Bank of America National  Trust
         and  Savings Association, as agent for itself and other
         financial  institutions, as Guaranteed  Parties,  dated
         July 15, 1993; and, Parent Guarantor Security Agreement
         by  Rio  Hotel & Casino, Inc., as Debtor, in  favor  of
         Bank of America National Trust and Savings Association,
         as  agent  for itself and other financial institutions,
         as  Secured Party, dated July 15, 1993 are incorporated
         by  reference from the Company's (SEC File No. 2-88147)
         Report  on  Form  8-K dated July 15, 1993,  Item  7(c),
         Exhibit  28.01;  First Amendment  to  Credit  Agreement
         dated  as of October 25, 1993 and Second Amendment  and
         Waiver to Credit Agreement dated as of November 8, 1993
         among  Rio  Properties, Inc., Bank of America  National
         Trust  and Savings Association, Bank of America Nevada,
         First Interstate Bank of Nevada, First Security Bank of
         Idaho, N.A., NBD Bank, N.A., Societe Generale, and U.S.
         Bank  of Nevada are incorporated by reference from  the
         Company's (SEC File No. 0-13760) Annual Report on  Form
         10-K  for  the Year Ended December 31, 1993,  Part  IV,
         Item  14(c),  Exhibit 4.09; Third Amendment  to  Credit
         Agreement  dated  as  of  April  15,  1994  among   Rio
         Properties,  Inc., Bank of America National  Trust  and
         Savings  Association, as Agent and as a Bank,  Bank  of
         America, Nevada, First Interstate Bank of Nevada, First
         Security  Bank of Idaho, N.A., NBD Bank, N.A.,  Societe
         Generale,  and  U.S.  Bank  of  Nevada;  Memorandum  of
         Amendments   to  Credit  Agreement  and  Amendment   to
         Construction Deed of Trust with Assignment of Rents and
         Fixture  Filing  dated  as  of  May  9,  1994  by   Rio
         Properties, Inc. and Bank of America National Trust and
         Savings   Association   are  incorporated   herein   by
         reference  from  the Company's (SEC File  No.  0-13760)
         Report  on  Form  10-Q for the Quarter Ended  June  30,
         1994,  Part  II,  Item 6(a), Exhibit No.  4.02;  Fourth
         Amendment  to  Credit Agreement among  Rio  Properties,
         Inc.,  as Borrower, and Bank of America National  Trust
         and  Savings  Association,  First  Interstate  Bank  of
         Nevada,  First Security Bank of Idaho, N.A., NBD  Bank,
         N.A.,  Societe Generale, Bank of America, Nevada,  U.S.
         Bank  of  Nevada, Bank of Scotland and Midlantic  Bank,
         N.A., as Lenders; and Second Memorandum of Amendment to
         Credit Agreement and Amendment to Construction Deed  of
         Trust  with  Assignment  of Rents  and  Fixture  Filing
         between Borrower and Bank of America National Trust and
         Savings  Association,  as  agent  for  Lenders,   dated
         December  16, 1994 are incorporated herein by reference
         from  the  Company's (SEC File No. 0-13760)  Report  on
         Form  8-K  dated December 16, 1994, Item 7(c),  Exhibit
         10.01; Fifth Amendment to Credit Agreement dated as  of
         March  20,  1995, among Rio Properties, Inc.,  Bank  of
         America  National  Trust  and Savings  Association,  as
         Agent  and as a Bank, First Interstate Bank of  Nevada,
         First  Security  Bank of Idaho, N.A., NBD  Bank,  N.A.,
         Societe Generale, Bank of America Nevada, U.S. Bank  of
         Nevada,  Bank of Scotland and Midlantic Bank, N.A.,  as
         Banks,  is  incorporated herein by reference  from  the
         Company's (SEC File No. 0-13760) Annual Report on  Form
         10-K  for  the Year Ended December 31, 1994,  Part  IV,
         Item  14(c), Exhibit 10.09; Sixth Amendment  to  Credit
         Agreement   dated  as  of  July  31,  1995  among   Rio
         Properties,  Inc., Bank of America National  Trust  and
         Savings Association, as Agent and as a Bank, and  First
         Interstate  Bank  of  Nevada, First  Security  Bank  of
         Idaho, N.A., NBD Bank, N.A., Societe Generale, Bank  of
         America  Nevada, U.S. Bank of Nevada, Bank of Scotland,
         Midlantic Bank, N.A., and Bank of Hawaii, as Banks,  is
         incorporated  herein by reference  from  the  Company's
         (SEC  File  No.  0-13760)  Report  on  Form  8-K  dated
         September  15,  1995, Item 7(c), Exhibit 4.01;  Seventh
         Amendment  to Credit Agreement dated as of January  17,
         1996  among  Rio  Properties,  Inc.,  Bank  of  America
         National Trust and Savings Association, as Agent and as
         a  Bank,  and  First Interstate Bank of  Nevada,  First
         Security Bank of Idaho, N.A., Societe Generale, Bank of
         America  Nevada, U.S. Bank of Nevada, Bank of Scotland,
         Midlantic Bank, N.A., and Bank of Hawaii, as Banks,  is
         incorporated  herein by reference  from  the  Company's
         (SEC  File No. 1-11569) Annual Report on Form 10-K  for
         the  Year Ended December 31, 1995, Part IV, Item 14(c),
         Exhibit  4.08;  Eighth Amendment  to  Credit  Agreement
         dated


NUMBER   EXHIBIT DESCRIPTION                                       PAGE

         as of June 17, 1996 among Rio Properties, Inc. and Bank
         of  America National Trust and Savings Association,  as
         Agent, and Wells Fargo Bank National Association, First
         Security  Bank  of  Idaho,  N.A.,  NBD  Bank,   Societe
         Generale, Bank of America Nevada, U.S. Bank of  Nevada,
         Bank  of  Scotland, Midlantic Bank, N.A., and  Bank  of
         Hawaii,  as Banks, is incorporated herein by  reference
         from  the  Company's (SEC File No. 1-11569)  Report  on
         Form  10-Q  for the Quarter Ended June 30,  1996,  Item
         6(a),   Exhibit  10.01;  Ninth  Amendment   to   Credit
         Agreement  dated  as  of January  13,  1997  among  Rio
         Properties,  Inc. and Rio Leasing, Inc.,  and  Bank  of
         America National Trust & Savings Association, as  Agent
         and  a Bank, and Wells Fargo Bank National Association,
         First  Security Bank of Utah, N.A., NBD  Bank,  Societe
         Generale,  U.S. Bank of Nevada, Bank of  Scotland,  PNC
         Bank,  National  Association, successor  by  merger  to
         Midlantic Bank, N.A. and Bank of Hawaii, as Banks;  and
         Tenth  Amendment  to  Credit  Agreement  dated  as   of
         February  3,  1997 among Rio Properties, Inc.  and  Rio
         Leasing,  Inc., and Bank of America National Trust  and
         Savings  Association, as Agent and a  Bank,  and  Wells
         Fargo  Bank National Association, First Security  Bank,
         N.A.,  NBD Bank, Societe Generale, U.S. Bank of Nevada,
         Bank  of  Scotland,  PNC  Bank,  National  Association,
         successor by merger to Midlantic Bank, N.A.,  and  Bank
         of   Hawaii,  as  Banks,  are  incorporated  herein  by
         reference  from the Company's (SEC File No.  001-11569)
         Annual  Report on Form 10-K for the Year Ended December
         31,  1996, Item 14(c), Exhibit 4.08; Eleventh Amendment
         to Credit Agreement and Waiver dated as of May 13, 1997
         among Rio Properties, Inc., Rio Leasing, Inc., Bank  of
         America National Trust & Savings Association, as  Agent
         and   as   a   Bank,  and  Wells  Fargo  Bank  National
         Association,  First  Security  Bank,  N.A.,  NBD  Bank,
         Societe   Generale,  U.S.  Bank  of  Nevada,  bank   of
         Scotland, PNC Bank, National Association, successor  by
         merger to Midlantic Bank, N.A., and Bank of Hawaii,  as
         Banks;  and  Twelfth Amendment to Credit Agreement  and
         Waiver  dated as of May 13, 1997 among Rio  Properties,
         Inc., Rio Leasing, Inc., Bank of America National Trust
         &  Savings  Association, as Agent as a Bank, and  Wells
         Fargo  Bank National Trust & Savings Association, First
         Security  Bank, N.A., NBD Bank, Societe Generale,  U.S.
         Bank  of  Nevada, Bank of Scotland, PNC Bank,  National
         Association,  successor by merger  to  Midlantic  Bank,
         N.A.,  and  Bank of Hawaii, as Banks, are  incorporated
         herein  by reference from the Company's (SEC  File  No.
         001-11569)  Report on Form 10-Q for the  Quarter  Ended
         March 31, 1997, Item 6(a), Exhibit 4.01; and Thirteenth
         Amendment  to  Credit Agreement dated as of  August  8,
         1997  among Rio Properties, Inc. and Rio Leasing, Inc.,
         as  Borrowers,  Bank  of  America  National  Trust  and
         Savings Association, as Agent and as a Bank, and  Wells
         Fargo  Bank National Association, First Security  Bank,
         N.A.,  NBA Bank, Societe Generale, U.S. Bank of Nevada,
         Bank  of  Scotland,  PNC  Bank,  National  Association,
         Successor By Merger to Midlantic Bank, N.A.,  and  Bank
         of   Hawaii,  as  Banks,  is  incorporated  herein   by
         reference  from the Company's (SEC File No.  001-11569)
         Report  on  Form  10-Q for the Quarter Ended  June  30,
         1997, Item 6(a), Exhibit 4.01.

4.07     Indenture dated as of July 21, 1995, among Rio Hotel  &
         Casino,  Inc.,  Rio Properties, Inc. and  IBJ  Schroder
         Bank  &  Trust Company for the Company's 10 5/8% Senior
         Subordinated Notes Due 2005 is incorporated herein by reference from the Company's (SEC File No. 0-13760)
         Report  on  Form  8-K dated July 18, 1995,  Item  7(c),
         Exhibit 4.3.

4.08     Indenture  dated  as of February 11,  1997,  among  Rio
         Hotel  &  Casino, Inc., Rio Properties,  Inc.  and  IBJ
         Schroder Bank  & Trust Company for the Company's 9 1/2%
         Senior Subordinated Notes Due 2007 is incorporated herein by reference from the Company's (SEC File No.
         0-13760)  Report  on Form 8-K dated February  4,  1997,
         Item 7(c), Exhibit 4.3.


NUMBER   EXHIBIT DESCRIPTION                                       PAGE

4.09     Form of Letter of  Transmittal to IBJ Schroder  Bank  &
         Trust Company as Exchange Agent for exchange  of 9-1/2%
         Senior  Subordinated  Notes  Due  2007 is  incorporated
         herein   by   reference   from   the   Company's   (SEC
         File No. 333-23895) Registration Statement on Form  S-4
         filed  March  24, 1997,  Part  II,  Item 21(A), Exhibit
         4.14.

4.10     Amended  and  Restated  Credit Agreement  dated  as  of
         February  24, 1998 among Rio Properties, Inc.  and  Rio
         Leasing,  Inc. and Bank of America National  Trust  and
         Savings Association as Agent and the other financial institutions party hereto is incorporated herein by reference from the Company's (SEC File No. 1-11569)
         Report on Form 8-K dated February 24, 1998, Item  7(c),
         Exhibit 4.1.

10.01    Interest Rate Swap Agreement dated as of July 28,  1993
         between  Rio  Properties,  Inc.  and  Bank  of  America
         National  Trust and Savings Association is incorporated
         herein by reference from the Company's (SEC File No. 0-
         13760)  Annual Report on Form 10-K for the  Year  Ended
         December 31, 1993, Part IV, Item 14(c), Exhibit 10.11.

10.02    Architectural Agreement entered into as of February  9,
         1995  between Rio Hotel & Casino, Inc., as  Owner,  and
         Anthony   A.  Marnell,  Chartered,  as  Architect,   is
         incorporated  herein by reference  from  the  Company's
         (SEC  File No. 0-13760) Annual Report on Form 10-K  for
         the  Year Ended December 31, 1994, Part IV, Item 14(c),
         Exhibit 10.08.

10.03    Building Contract entered into as of February 27,  1995
         between  Marnell  Corrao Associates, Inc.,  as  General
         Contractor,  and  Rio Properties, Inc.,  as  Owner,  is
         incorporated  herein by reference  from  the  Company's
         (SEC  File No. 0-13760) Annual Report on Form 10-K  for
         the  Year Ended December 31, 1994, Part IV, Item 14(c),
         Exhibit 10.09.

10.04    Real Estate Purchase and Sale Agreement entered into as
         of  January  25,  1995  between Focus  2000,  Inc.,  as
         Seller,   and  Rio  Properties,  Inc.,  as  Buyer,   is
         incorporated  herein by reference  from  the  Company's
         (SEC  File No. 0-13760) Annual Report on Form 10-K  for
         the  Year Ended December 31, 1994, Part IV, Item 14(c),
         Exhibit 10.10.

10.05    Exchange Agreement entered into as of January  6,  1995
         between  Allied  Building Materials, Cinderlane,  Inc.,
         and Rio Hotel & Casino, Inc. is incorporated herein  by
         reference  from  the Company's (SEC File  No.  0-13760)
         Annual  Report on Form 10-K for the Year Ended December
         31, 1994, Part IV, Item 14(c), Exhibit 10.11.

10.06    Letter  Agreement regarding Rate Cap Transaction  dated
         August 11, 1994 between Bank of America National Trust and Savings Association and Rio Properties, Inc. is incorporated herein by reference from the Company's
         (SEC File No. 0-13760) Annual Report on Form 10-K for the Year Ended December 31, 1994, Part IV, Item 14(c),
         Exhibit 10.12.

10.07    Architectural  Agreement entered into as  of  July  27,
         1995  by  and between Anthony A. Marnell II, Chtd.,  as
         Architect, and Rio Hotel & Casino, Inc., as Owner, is incorporated herein by reference from the Company's
         (SEC  File No. 333-869) Registration Statement on  Form
         S-3,  filed  on February 12, 1996, Part  II,  Item  16,
         Exhibit 10.10.

10.08 Building Contract entered into as of August 14, 1995 by and between Marnell Corrao Associates, Inc., as General
         Contractor, and Rio Properties, Inc., as Owner, is incorporated herein by reference


NUMBER   EXHIBIT DESCRIPTION                                       PAGE

         from  the Company's (SEC File No. 333-869) Registration
         Statement  on  Form  S-3,  filed on  February 12, 1996,
         Part II, Item 16, Exhibit 10.11.

10.09    Form  of Exchange Agency Agreement between Rio Hotel  &
         Casino, Inc. and IBJ Schroder Bank & Trust Company is incorporated herein by reference from the Company's
         (SEC File No. 333-23895) Registration Statement on Form
         S-4  filed March 24, 1997, Part II, Item 21(A), Exhibit
         10.12.

10.10    Employment  Agreement  dated as of  November  25,  1996
         between  Rio Hotel & Casino, Inc. and David P.  Hanlon;
         Employment Agreement dated as of March 7, 1997  between
         Rio  Hotel  &  Casino,  Inc. and Ronald  J.  Radcliffe;
         Employment Agreement dated as of March 7, 1997  between
         Rio  Hotel  &  Casino,  Inc. and I.  Scott  Bogatz  are
         incorporated  herein by reference  from  the  Company's
         (SEC File No. 001-11569) Annual Report on Form 10-K for
         the  Year Ended December 31, 1996, Part IV, Item 14(c),
         Exhibit 10.12.

10.11    Purchase  Agreement dated as of June 1, 1997 among  Rio
         Development Company, Inc. and Seven Hills Golf  Limited
         Partnership is incorporated herein by reference from the Company's (SEC File No. 001-11569) Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997, Part
         II, Item 6(a), Exhibit 10.01.

10.12    Architectural Agreements entered into as of  March  25,      81
         1998  by  and between Anthony A. Marnell II, Chtd.,  as
         Architect, and Rio Hotel & Casino, Inc., as Owner.

10.13    Building Contracts entered into as of March 25, 1998 by     137
         and between Marnell Corrao Associates, Inc., as General
         Contractor, and Rio Properties, Inc., as Owner.

21.01    List of subsidiaries of Registrant.                         278

23.01    Consent of Arthur Andersen LLP.                             280

27.01    Financial Data Schedule.                                    282


