Form 10-Q
period 1998-03-31
RIO HOTEL & CASINO INC
filed 1998-05-15
CIK 734380

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:          March 31, 1998
                                       --------------------------

                               OR

(   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from: ____________ to ____________

Commission file number                      1-11569
                       ------------------------------------------

                    RIO HOTEL & CASINO, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

               Nevada                            95-3671082
   --------------------------------        ----------------------
   (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)           Identification No.)

      3700 West Flamingo Road, Las Vegas, Nevada      89103
-----------------------------------------------------------------
     (Address of principal executive offices)       (Zip Code)

                         (702) 252-7733
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

                         Not Applicable
-----------------------------------------------------------------
     (Former name, former address and former fiscal year, if
                   changed since last report)

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

     24,761,183 shares of Common Stock, $0.01 par value as of
                             May 6, 1998
-----------------------------------------------------------------

                            FORM 10-Q

                        TABLE OF CONTENTS


                                                            PAGE
                                                           NUMBER

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements                           3
               Consolidated Balance Sheets                    3
               Consolidated Statements of Income              4
               Consolidated Statements of Cash Flows          5
               Supplemental Disclosure of Cash Flow
                 Information                                  6
               Notes to Consolidated Financial Statements     7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                     8

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                             11

     Item 2.   Changes in Securities                         11

     Item 3.   Defaults Upon Senior Securities               11

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                       11

     Item 5.   Other Information                             11

     Item 6.   Exhibits and Reports on Form 8-K              11

SIGNATURE                                                    12

EXHIBIT INDEX                                                13

[CAPTION]

         RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS


                                                                   March 31,           December 31,
                                                                      1998                 1997
                                                             -----------------         -----------------
                                                                  (Unaudited)
                           ASSETS
Current assets:
  Cash and cash equivalents                                   $   19,550,588           $   22,241,976
  Accounts receivable, net                                        30,432,785               28,177,480
  Inventories                                                      8,541,510                7,797,343
  Prepaid expenses and other current assets                       12,180,760                8,277,440
                                                             -----------------         -----------------
    Total current assets                                          70,705,643               66,494,239
                                                             -----------------         -----------------

Property and equipment:
  Land and improvements                                           90,257,690               85,713,088
  Building and improvements                                      419,626,021              418,618,050
  Equipment, furniture and improvements                           90,960,318               82,792,652
  Less: accumulated depreciation                                 (88,394,992)             (82,162,055)
                                                             -----------------         -----------------
                                                                 512,449,037              504,961,735
  Construction in progress                                        25,038,732                5,354,757
                                                             -----------------         -----------------
    Net property and equipment                                   537,487,769              510,316,492
                                                             -----------------         -----------------

Other assets, net                                                 12,367,237               11,344,116
                                                             -----------------         -----------------

                                                              $  620,560,649           $  588,154,847
                                                             =================         =================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                        $    2,846,746           $    2,434,483
  Accounts payable                                                11,764,759               11,440,103
  Accrued expenses                                                26,371,326               23,554,336
  Accounts payable - related party                                 8,569,854                2,808,488
  Accrued interest                                                 7,844,038                7,412,999
                                                             -----------------         -----------------
    Total current liabilities                                     57,396,723               47,650,409
                                                             -----------------         -----------------

Non-current liabilities:
  Long-term debt, less current maturities                        263,082,754              250,522,894
  Deferred income taxes                                           19,654,698               19,806,419
                                                             -----------------         -----------------
    Total non-current liabilities                                282,737,452              270,329,313
                                                             -----------------         -----------------

    Total liabilities                                            340,134,175              317,979,722
                                                             -----------------         -----------------

Stockholders' equity:
  Common stock, $0.01 par value;
   100,000,000 shares authorized;
   24,776,941 and 24,643,141 shares
   issued and outstanding                                            247,770                  246,432
  Additional paid-in capital                                     182,160,882              179,912,196
  Retained earnings                                               98,017,822               90,016,497
                                                             -----------------         -----------------
    Total stockholders' equity                                   280,426,474              270,175,125
                                                             -----------------         -----------------

                                                              $  620,560,649           $  588,154,847
                                                             =================         =================


             See accompanying Notes to Consolidated Financial Statements

[CAPTION]

                    RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)



                                                    Three Months Ended
                                        --------------------------------------
                                          March 31, 1998       March 31, 1997
                                        ------------------    ----------------
Revenues:
  Casino                                 $    48,162,663       $  33,012,359
  Room                                        19,478,790          14,995,925
  Food and beverage                           32,886,676          23,253,604
  Other                                        6,659,082           5,203,978
  Casino promotional allowances              (10,447,122)         (6,538,281)
                                        ------------------    ----------------

                                              96,740,089          69,927,585
                                        ------------------    ----------------

Expenses:
  Casino                                      24,524,493          18,230,112
  Room                                         5,712,102           4,191,490
  Food and beverage                           23,531,717          17,954,856
  Other                                        4,062,934           2,863,254
  Selling, general and administrative         13,598,868           9,014,196
  Depreciation and amortization                6,620,841           5,367,613
  Preopening cost                                    -            11,200,000
                                        ------------------    ----------------

                                              78,050,955          68,821,521
                                        ------------------    ----------------

Operating profit                              18,689,134           1,106,064

Interest expense                               6,088,622           4,919,405
                                        ------------------    ----------------

Income (loss) before income tax               12,600,512          (3,813,341)

Income tax benefit (provision)                (4,599,187)          1,396,018
                                        ------------------    ----------------

Net income (loss)                        $     8,001,325       $  (2,417,323)
                                        ==================    ================

Earnings (loss) per common share:
  Basic                                  $          0.32       $       (0.11)
                                        ==================    ================
  Diluted                                $          0.32       $       (0.11)
                                        ==================    ================

Weighted average number of common
shares outstanding:
  Basic                                       24,716,139          21,191,104
  Stock Options                                  399,553             297,930
                                        ------------------    ----------------
  Diluted                                     25,115,692          21,489,034
                                        ==================    ================


        See accompanying Notes to Consolidated Financial Statements

[CAPTION]

                 RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                                         Three Months Ended
                                                                             March 31,
                                                                -----------------------------------
                                                                      1998               1997
                                                                ----------------   ----------------

Cash flows from operating activities:
  Net income (loss)                                               $ 8,001,325       $ (2,417,323)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Compensation expense recognized from
       stock option grant                                              28,720             28,871
     Depreciation and amortization                                  6,620,841          5,367,613
     Provision for uncollectible accounts                          (7,472,601)           136,043
     Deferred income taxes                                           (472,273)          (936,851)
     (Increase) decrease in assets:
       Accounts receivable                                          5,217,296         (3,551,494)
       Inventories                                                   (744,167)          (676,623)
       Prepaid expenses and other current assets                   (3,727,441)        (1,947,831)
       Other, net                                                  (1,153,192)           631,280
     Increase (decrease) in liabilities:
       Accounts payable                                            (7,578,607)         2,845,833
       Accrued expenses                                            11,437,824          4,567,255
       Accrued interest                                               431,039         (1,976,990)
                                                                ----------------   ----------------

Net cash provided by operating activities                          10,588,764          2,069,783
                                                                ----------------   ----------------

Cash flows from investing activities:
  Purchase of land and improvements                                (4,544,602)        (4,640,874)
  Purchase of equipment, furniture and
    improvements                                                  (23,126,870)       (30,263,951)
  Funds advanced for purchase of interest in golf
    course                                                                -           (5,180,196)
                                                                ----------------   ----------------

Net cash used in investing activities                             (27,671,472)       (40,085,021)
                                                                ----------------   ----------------

Cash flows from financing activities:
  Proceeds from borrowings                                         33,000,000         37,000,000
  Net proceeds from issuance of senior
    subordinated notes                                                      -        121,562,500
  Net proceeds from common stock issuance                           1,503,725            195,500
  Payments on notes and loans payable                             (20,112,405)      (112,055,794)
                                                                ----------------   ----------------

Net cash provided by financing activities                          14,391,320         46,702,206
                                                                ----------------   ----------------

Net increase (decrease) in cash and cash equivalents               (2,691,388)         8,686,968
Cash and cash equivalents, beginning of period                     22,241,976         10,623,094
                                                                ----------------   ----------------

Cash and cash equivalents, end of period                          $19,550,588       $ 19,310,062
                                                                ================   ================


             See accompanying Notes to Consolidated Financial Statements

[CAPTION]

                   RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                      ---------------------------------
                                                           1998                1997
                                                      --------------     --------------
Cash payments made for interest, net of
  capitalized interest                                 $  5,292,230       $  6,579,425
                                                      ==============     ==============

Cash payments made for income taxes                    $  2,000,000       $         -
                                                      ==============     ==============

Non-cash financing and investing activities:
  Purchase of property and equipment financed
    through payables                                   $  8,569,854       $ 15,785,501
                                                      ==============     ===============

  Tax benefit arising from exercise of stock
    options under the Company's Non-Statutory
    and Long Term Incentive Stock Option Plans         $    717,579       $    117,862
                                                      ==============     ===============



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

     The consolidated balance sheet as of March 31, 1998 and the related consolidated statements of income for the three month periods ended March 31, 1998 and 1997 and consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of
     operations   for  an  interim  period  are  not  necessarily
     indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - LONG-TERM DEBT

     On February 24, 1998, the Company's credit line with a consortium of banks was amended and restated, increasing the amount available from $190.0 million to $275.0 million. Loan costs will be reduced pursuant to the amended and restated terms of the new agreement, and a mechanism has been provided whereby the amount available under the credit line may be increased by an additional $25.0 million.

NOTE 3 - REPORTING ON THE COSTS OF START-UP ACTIVITIES

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and require that the costs associated with start-up activities (including preopening expenses of casinos) be expensed as incurred.

     The Company currently capitalizes preopening costs and writes off such costs in the period in which the related facility opens. The Company will adopt the provisions of SOP 98-5 effective January 1, 1999, and all capitalized preopening costs related to the Company's current expansion activities will be written off and reflected as a cumulative effect of a change in accounting principle, net of income tax, in its 1999 first quarter financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, such as statements relating to plans for future expansion, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to construction activities, dependence on existing management, gaming regulations (including actions affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), issues related to the Year 2000, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     OVERVIEW

           On February 7, 1997, the Company opened the Masquerade Village and Tower, which consisted of five new restaurants, 21 retail shops, approximately 30,000 square feet of gaming area, the "Masquerade Show in the Sky", an entertainment event featuring parade floats with live entertainers suspended from the Masquerade Village's ceiling, and approximately 1,000 new suites, 447 of which were available as of December 31, 1996.

     THREE MONTHS ENDED MARCH 31, 1998 AND 1997

           REVENUES. The Company's net revenues increased to $96.7 million in the three months ended March 31, 1998 from $69.9 million in the same period in the prior year, an increase of $26.8 million or 38%. Casino revenues increased $15.2 million, or 46%, to $48.2 million for the three months ended March 31, 1998 compared to $33.0 million in the three months ended March 31, 1997. Table game revenues were $21.8 million for the three months ended March 31, 1998, an increase of $8.1 million, or 59%, from the $13.7 million reported in the same period in the prior year. The Company experienced unusually low table game hold percentages of 14% and 12% for the three months ended March 31, 1998 and 1997, respectively, on table game handles of $182.2 million in the 1998 three month period and $111.7 million in the prior year period. Increased customer traffic associated with the Masquerade Village and Tower having been open for a year and during the entire three months ended March 31, 1998, and an increased emphasis by management on marketing to table game customers with higher credit limits and average wagers are considered to be the primary contributors to the increased table game revenues. Slot machine revenues were $23.8 million in the first quarter of 1998, an increase of $5.9 million, or 33%, from 1997 first quarter revenues of $17.9 million. Other casino revenues, consisting of the race and sports books, keno and poker increased $1.2 million, or 85%, to $2.6 million for the quarter ended March 31, 1998 from $1.4 million in the prior year period. The increase in customer traffic associated with the Masquerade Village and Tower expansion having been open for a year and for the full three months ended March 31, 1998, together with increased advertising and promotional efforts are considered to be the primary reasons for the increase in slot machine and other casino revenues.

           Room revenues increased by $4.5 million, or 30%, to $19.5 million in the three months ended March 31, 1998 from $15.0 million in the same period in the prior year. The occupancy rate was 95.0% for the three months ended March 31, 1998 compared to 93.2% in the prior year period, with 40,908 more suites available and 42,072 more suites being occupied during the three months ended March 31, 1998 than in the same period in 1997. The average room rate increased from $89 for the three months ended March 31, 1997 to $93 in the current year's quarter.

           Food and beverage revenues increased $9.6 million, or 41%, to $32.9 million for the three months ended March 31, 1998 compared to $23.3 million in the three months ended March 31, 1997. Management believes that having the five restaurants and bars located in the Masquerade Village open during the three months ended March 31, 1998, and increased customers generated through the additional rooms and the increased advertising and promotional programs were the primary reasons for the increase. An increase in the average food check also contributed to the increase in food and beverage revenues.

           Other revenues increased by $1.5 million to $6.7 million in the three months ended March 31, 1998 from $5.2 million in the prior year period. A decrease of $1.3 million in retail sales, which resulted from leasing to a third party the gift shop and most other retail shops that were previously operated by the Company, was offset by an increase in showroom admissions of $1.3 million, an increase of $0.6 million in shop rental income, golf course revenues of $0.6 million, and increases in telephone and salon revenues.

          OPERATING MARGINS. Operating profit as a percentage of net revenue was 19% for the three months ended March 31, 1998 and 18% before preopening expense for the prior year quarter. The casino operating margin was $23.6 million, or 49%, for the three months ended March 31, 1998 compared to $14.8 million, or 45%, in the same period in the prior year. Casino expenses were $24.5 million for the three months ended March 31, 1998 after a $6.3 million decrease in the provision for doubtful accounts. Casino expenses in the three months ended March 31, 1997 were $18.2 million. Increased payroll and other volume related expenses, including gaming taxes and casino marketing and promotional costs, were the primary reasons for the increase in casino expense when comparing the two periods. For the three months ended March 31, 1998 and 1997, hotel operating profits were 71% and 72%, respectively; food and beverage operating profits were 28% and 23%, respectively; and other operating department profit margins were 39% and 45%, respectively. Management believes that the food and beverage operating margin was positively impacted by an increase in the average food check, volume related purchasing and administrative efficiencies, and the profitability of the VooDoo Cafe and Lounge which opened in May 1997 and is located on the 40th and 41st floors of the Masquerade Tower. The decrease in the operating profit margin for other departments is primarily due to increased showroom entertainment costs, expenses associated with the operation of the "Masquerade Show in the Sky" which commenced operations on February 7, 1997, and $0.7 million in golf course operating expenses. Selling, general and administrative expenses increased as a percentage of gross revenue from 13% to 14% for the three months ended March 31, 1997 and 1998, respectively. Increases in payroll and advertising and promotional expenses were the primary contributors to the increase in selling, general and administrative expenses, with increases in property taxes, casualty insurance and utilities also being a factor.

           PROMOTIONAL ALLOWANCES. Promotional allowances, which represent the retail value of rooms, food, beverage and other services provided to customers without charge, were 10% and 9% of total revenues for the three months ended March 31, 1998 and 1997, respectively. Management believes that this increase was primarily due to complimentary rooms, food, beverage and other services being extended in connection with the volume increase in table games.

            DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $1.2 million, or 23%, to $6.6 million in the three months ended March 31, 1998 compared to $5.4 million in the prior year's first quarter. This increase is primarily attributable to depreciation and amortization expense associated with the Masquerade Village and Tower.

           OTHER INCOME AND EXPENSE. Interest expense increased by $1.2 million to $6.1 million in the three months ended March 31, 1998 from $4.9 million in the same period in 1997. Interest expense was reduced by $0.9 million and $2.5 million for the three month periods ended March 31, 1998 and 1997, respectively, due to interest being capitalized on the Masquerade Village expansion in 1997 and, in 1998 on the $200 million expansion project that commenced in October 1997 (the "Phase VI Expansion") that will include a new parking structure, a state-of-the-art convention/event facility, a new road that will provide additional access to the Las Vegas Strip, a new Palazzo Suite complex and other improvements to the Rio.

           NET INCOME. Net income for the three months ended March 31, 1998 was $8.0 million, or $0.32 per common share on a diluted basis, compared to a loss of $2.4 million, or $.11 per common share on a diluted basis in the three months ended March 31, 1997. In the prior year period, the Company incurred $11.2 million ($7.1 million net of income tax) associated with the opening of the Masquerade Village and Tower. Adjusted on a pro forma basis for these preopening expenses, net income for the three months ended March 31, 1997 would have been $4.7 million, or $0.22 per common share on a diluted basis.

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

LIQUIDITY AND CAPITAL RESOURCES

      On February 24, 1998, the Company's credit line with a consortium of banks was amended and restated, increasing the amount available from $190.0 million to $275.0 million and reducing the interest rate. The amended and restated agreement provides a mechanism whereby the amount available under the credit line may be increased by an additional $25.0 million.

      During the three months ended March 31, 1998, net cash provided by operating activities was $10.6 million. Net cash used in investing activities during the three months ended March 31, 1998 was $27.7 million, including approximately $16.7 million related to the Phase VI Expansion, $2.1 million in land acquisitions adjacent to the Rio and $3.7 million for the improvements of the Rio Secco Golf Club, including the construction of the clubhouse and golf school which will open in the second quarter of 1998.

      Based upon cash on hand, cash available through borrowings under the $275.0 million line of credit, $244.0 million of which was available as of March 31, 1998, and cash provided by operations, the Company believes that it has adequate cash available to fund real estate purchase commitments, the Phase VI Expansion project, ongoing maintenance and upgrades and the Company's operations.

                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Several  lawsuits  were  filed on September  18,  1997  and
October 15, 1997 against a number of entities, including the Company, which have been consolidated by the Clark County, Nevada, District Court (the "Nevada District Court") under the designation, "Seven Hills Golf Course Litigation" (Case No. A377455). These lawsuits arose out of the Company's purchase of golf course property currently known as the Rio Secco Golf Club, which the Company purchased as an amenity for the customers of the Rio (the "Rio Customers"). Plaintiffs allege that the Company violated the relevant CC&R's in purchasing the golf course and is required to open the course to non-Rio Customers. Plaintiffs are claiming that their interests run with the land, which the Company denies. On October 28, 1997, the Company issued a press release opening the golf course for play to non-Rio Customers and, then, agreed to keep the course open to non-Rio Customers pending final adjudication of the lawsuits as to the Company. On January 6, 1998, the Nevada District Court clarified the case management order to provide for a trial date of September 14, 1998, at which time the issues of local, public or private access to the golf course will be decided by the court, along with all equitable issues in the case. Any and all damage issues would be reserved for a later hearing. On March 9, 1998, the Nevada District Court certified a class consisting of all present and future record owners of residential lots within the Seven Hills Master-Planned Community with respect to the issue of right of access. On April 3, 1998, the Nevada District Court denied motions for summary judgment filed by plaintiffs in the consolidated action on the issue of access to the golf course and denied a motion for mandatory injunctive relief related to the issues of fees for play on the golf course. Management believes that the substantive allegations in the complaints are without merit and that, aside from its own legal fees and potential exposure for the legal fees of certain plaintiffs, there is no liability or exposure for money damages from any of the claims for relief brought against it. Accordingly, management intends vigorously to defend the Company against all allegations.

ITEM 2.  CHANGES IN SECURITIES

       NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       NONE

ITEM 5.  OTHER INFORMATION

       NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBITS

       EXHIBIT NUMBER           DESCRIPTION

          27.01             Financial Data Schedule

       (b)  REPORT ON FORM 8-K

        The Company filed a Form 8-K dated February 24, 1998 with the Securities and Exchange Commission on March 10, 1997 reporting that the Company amended and restated its revolving credit facility with the Amended and Restated Credit Agreement (the "Amended Bank Loan") among Rio Properties, Inc. ("Rio Properties") and Rio

Leasing, Inc. ("Rio Leasing"), both Rio Properties and Rio Leasing are wholly owned subsidiaries of the Company, and Bank of America NT&SA as Agent and the other financial institutions party thereto. The Amended Bank Loan amended and restated the Rio Bank Loan increasing the funds available under the revolving credit facility to $275 million, providing a mechanism whereby the Company may borrow an additional $25 million above and beyond the $275 million, and extending the maturity date to December 31, 2003. The Amended Loan Agreement is collateralized by a first deed of trust on the real property, equipment and improvements of Rio Leasing, Rio Properties and Rio Properties' subsidiaries and is guaranteed by the Company. The Amended Bank Loan is a secured reducing revolving credit facility to be used for making allowed capital expenditures, funding working capital needs, and paying for general corporate purposes.



                            SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     RIO HOTEL & CASINO, INC.
                                ---------------------------------
                                           (Registrant)



    May 13, 1998                 /s/ Ronald J. Radcliffe
----------------------          ---------------------------------
       (Date)                    RONALD J. RADCLIFFE
                                 Vice President, Treasurer and
                                 Chief Financial Officer
                                 (Duly Authorized Officer and
                                  Principal Financial Officer)

                          EXHIBIT INDEX

[CAPTION]



 EXHIBIT NUMBER             DESCRIPTION                   Page Number

  27.01              Financial Data Schedule                   14


                               13
