Form 10-Q
period 1998-06-30
RIO HOTEL & CASINO INC
filed 1998-08-07
CIK 734380

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:      June 30, 1998
                                          -----------------------
                               OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from:__________ to __________

Commission file number                 1-11569
                      -------------------------------------------

                    RIO HOTEL & CASINO, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                            95-3671082
-------------------------------  --------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)             Identification No.)

          3700 West Flamingo Road, Las Vegas, Nevada     89103
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                         -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     24,786,541 shares of Common Stock, $0.01 par value as of
                           July 23, 1998
-----------------------------------------------------------------

                            FORM 10-Q

                        TABLE OF CONTENTS


                                                                 PAGE
                                                                NUMBER


PART I.  FINANCIAL INFORMATION                                     3

  Item 1. Financial Statements                                     3
          Consolidated Balance Sheets                              3
          Consolidated Statements of Income                        4
          Consolidated Statements of Cash Flows                    5
          Supplemental Disclosure of Cash Flow Information         6
          Notes to Consolidated Financial Statements               7

  Item 2. Management's Discussion and Analyses of Financial
          Condition and Results of Operations                      9

PART II. OTHER INFORMATION                                        15

  Item 1. Legal Proceedings                                       15

  Item 2. Changes in Securities                                   15

  Item 3. Defaults Upon Senior Securities                         15

  Item 4. Submission of Matters to a Vote of Security Holders     16

  Item 5. Other Information                                       16

  Item 6. Exhibits and Reports on Form 8-K                        16

SIGNATURE                                                         17

EXHIBIT INDEX                                                     18

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                                                   June 30,              December 31,
                                                     1998                    1997
                                                 -----------             ------------
                                                 (Unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents                     $ 19,625,158             $ 22,241,976
  Accounts receivable, net                        31,544,844               28,177,480
  Inventories                                     12,057,066                7,797,343
  Prepaid expenses and other current assets       11,882,869                8,277,440
                                                ------------             ------------
    Total current assets                          75,109,937               66,494,239
                                                ============             ============

Property and equipment:
  Land and improvements                           96,608,380               85,713,088
  Building and improvements                      433,751,248              418,618,050
  Equipment, furniture and improvements           91,267,349               82,792,652
  Less: accumulated depreciation                 (94,793,601)             (82,162,055)
                                                ------------             ------------
                                                 526,833,376              504,961,735
  Construction in progress                        54,228,950                5,354,757
                                                ------------             ------------
    Net property and equipment                   581,062,326              510,316,492
                                                ------------             ------------
Other assets, net                                 10,041,716               11,344,116
                                                ------------             ------------
                                                $666,213,979             $588,154,847
                                                ============             ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt          $  2,812,046             $  2,434,483
  Accounts payable                                 8,424,455               11,440,103
  Accrued expenses                                24,081,762               23,554,336
  Accounts payable - related party                14,445,644                2,808,488
  Accrued interest                                 8,138,128                7,412,999
                                                ------------             ------------
    Total current liabilities                     57,902,035               47,650,409
                                                ------------             ------------
Non-current liabilities:
  Long-term debt, less current maturities        302,561,840              250,522,894
  Deferred income taxes                           20,600,168               19,806,419
                                                ------------             ------------
    Total non-current liabilities                323,162,008              270,329,313
                                                ------------             ------------
    Total liabilities                            381,064,043              317,979,722
                                                ------------             ------------
Stockholders' equity:
  Common stock, $0.01 par value;
   100,000,000 shares authorized;
   24,786,541 and 24,643,141 shares
   issued and outstanding                            247,866                  246,432
  Additional paid-in capital                     182,354,212              179,912,196
  Retained earnings                              102,547,858               90,016,497
                                                ------------             ------------
    Total stockholders' equity                   285,149,936              270,175,125
                                                ------------             ------------
                                                $666,213,979             $588,154,847
                                                ============             ============

   See accompanying Notes to Consolidated Financial Statements

            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                         Three Months Ended                   Six Months Ended
                                    -------------------------------     --------------------------------
                                    June 30, 1998     June 30, 1997     June 30, 1998      June 30, 1997
                                    -------------     -------------     -------------      -------------
Revenues:
  Casino                            $  45,922,035     $  51,047,606     $  94,084,698      $  84,059,965
  Room                                 20,627,945        17,734,494        40,106,735         32,730,419
  Food and beverage                    33,268,510        28,906,726        66,155,186         52,160,330
  Other                                 6,852,195         6,484,200        13,511,277         11,688,178
  Casino promotional allowances        (8,528,513)       (6,982,455)      (18,975,635)       (13,520,736)
                                    -------------     -------------     -------------      -------------
                                       98,142,172        97,190,571       194,882,261        167,118,156
                                    -------------     -------------     -------------      -------------
Expenses:
  Casino                               27,458,902        25,518,216        51,983,395         43,748,328
  Room                                  6,670,115         5,457,093        12,382,217          9,648,583
  Food and beverage                    24,152,049        21,958,407        47,683,766         39,913,263
  Other                                 3,420,299         4,235,529         7,483,233          7,098,783
  Selling, general and administrat     16,362,093        15,517,913        29,960,961         24,532,109
  Depreciation and amortization         6,951,060         6,869,787        13,571,901         12,237,400
  Preopening expense                            -                 -                 -         11,200,000
                                    -------------     -------------     -------------      -------------
                                       85,014,518        79,556,945       163,065,473        148,378,466
                                    -------------     -------------     -------------      -------------
Operating profit                       13,127,654        17,633,626        31,816,788         18,739,690

Interest expense                        5,993,740         7,178,008        12,082,362         12,097,413
                                    -------------     -------------     -------------      -------------
Income before income tax                7,133,914        10,455,618        19,734,426          6,642,277

Income tax provision                    2,603,878         3,825,768         7,203,065          2,429,750
                                    -------------     -------------     -------------      -------------
Net income                          $   4,530,036     $   6,629,850     $  12,531,361      $   4,212,527
                                    =============     =============     =============      =============
Earnings per common share:
  Basic                             $        0.18     $        0.31     $        0.51      $        0.20
                                    =============     =============     =============      =============
  Diluted                           $        0.18     $        0.31     $        0.50      $        0.20
                                    =============     =============     =============      =============

Weighted average number of
  common shares outstanding:
  Basic                                24,750,776        21,283,776        24,724,231         21,238,207
  Stock Options                           390,323           236,572           323,620            229,881
                                    -------------     -------------     -------------      -------------
  Diluted                              25,141,099        21,520,348        25,047,851         21,468,088
                                    =============     =============     =============      =============

   See accompanying Notes to Consolidated Financial Statements

            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                                   Six Months Ended
                                                                      June 30,
                                                        ------------------------------------
                                                             1998                  1997
                                                        --------------        --------------
Cash flows from operating activities:
  Net income                                            $   12,531,361        $    4,212,527
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Compensation expense recognized from
       stock option grant                                       57,440                57,740
     Depreciation and amortization                          13,561,476            12,237,400
     Provision for uncollectible accounts                   (7,148,721)            5,402,942
     Deferred income taxes                                     240,188            (2,540,925)
     (Increase) decrease in assets:
       Accounts receivable                                   3,781,357           (14,377,768)
       Inventories                                          (4,259,723)             (597,247)
       Prepaid expenses and other current assets            (3,297,859)           (2,379,124)
       Other, net                                              988,145               826,156
     Increase (decrease) in liabilities:
       Accounts payable                                    (10,918,911)            3,918,492
       Accrued federal income tax                            1,962,876             2,281,192
       Accrued expenses                                      7,225,772             6,992,588
       Accrued interest                                        725,129             1,479,214
                                                        --------------        --------------
Net cash provided by operating activities                   15,448,530            17,513,187
                                                        --------------        --------------
Cash flows from investing activities:
  Purchase of land and improvements                        (10,822,792)           (5,641,807)
  Purchase of equipment, furniture and
    improvements                                           (61,045,559)          (47,333,747)
  Funds advanced for purchase of golf course                         -            (7,792,655)
                                                        --------------        --------------
Net cash used in investing activities                      (71,868,351)          (60,768,209)
                                                        --------------        --------------
Cash flows from financing activities:
  Proceeds from borrowings                                 118,100,000            55,000,000
  Net proceeds from issuance of senior
    subordinated notes                                               -           121,562,500
  Net proceeds from common stock issuance                    1,628,050               593,050
  Payments on notes and loans payable                      (65,925,047)         (130,152,170)
                                                        --------------        --------------
Net cash provided by financing activities                   53,803,003            47,003,380
                                                        --------------        --------------
Net increase (decrease) in cash and cash equivalents        (2,616,818)            3,748,358
Cash and cash equivalents, beginning of period              22,241,976            10,623,094
                                                        --------------        --------------
Cash and cash equivalents, end of period                $   19,625,158        $   14,371,452
                                                        ==============        ==============

   See accompanying Notes to Consolidated Financial Statements

            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                           (UNAUDITED)

                                                             Six Months Ended
                                                                 June 30,
                                                     --------------------------------
                                                          1998              1997
                                                     --------------    --------------
Cash payments made for interest, net of
  capitalized interest                               $   12,866,177    $   11,190,781
                                                     ==============    ==============
Cash payments made for income taxes                  $    5,000,000    $    1,000,000
                                                     ==============    ==============
Non-cash financing and investing activities:
  Purchase of property and equipment financed
    through payables                                 $   14,518,144    $    6,676,759
                                                     ==============    ==============
  Tax benefit arising from exercise of stock
    options under the Company's Non-Statutory
    and Long Term Incentive Stock Option Plans       $      757,960    $      542,378
                                                     ==============    ==============

   See accompanying Notes to Consolidated Financial Statements

            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Rio Hotel & Casino, Inc. and its wholly owned subsidiaries Rio Properties, Inc. ("Rio Properties" which owns and operates the Rio Suite Hotel & Casino [the "Rio"] in Las Vegas, Nevada), Rio Development Company, Inc., Rio Resort Properties, Inc., Rio Leasing, Inc., Rio Properties' wholly owned subsidiaries, HLG, Inc. and Cinderlane, Inc., and Cinderlane Inc.'s wholly owned subsidiary Twain Avenue, Inc. (collectively the "Company").

     All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated balance sheet as of June 30, 1998 and the related consolidated statements of income for the three and six month periods ended June 30, 1998 and 1997 and consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

NOTE 3 - EARNINGS PER COMMON SHARE

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("SFAS 128") which became effective for periods ending after December 15, 1997 and replaces historically reported earnings per share with "basic", or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period, while diluted earnings per share reflect the additional dilution for all potentially dilutive securities, such as stock options. Earlier application of SFAS 128 was not permitted. Earnings per share for the three and six month periods ended June 30, 1998 and 1997 in the accompanying Consolidated Statements of Income have been computed in accordance with SFAS 128.

NOTE 4 - PURCHASE COMMITMENT

     On June 1, 1998, the Company entered into an Aircraft Purchase Agreement (the "Agreement") to purchase an aircraft for $27.0 million, with $1.0 million to be deposited within 90 days of the date of the Agreement and the balance due upon delivery of the aircraft to the Company which shall occur within 60 days of January 31, 2000. The aircraft will be used for general corporate purposes, including transportation of certain international and domestic customers of the Rio. The Company is purchasing the airplane from a company controlled by the Company's Chairman of the Board and Chief Executive Officer.

NOTE 5 - SUBSEQUENT EVENTS

     In July 1998, the Company made a $15.0 million investment in New Airline, Inc. ("NAI"), a development stage airline to be based in Las Vegas, Nevada. The Company's investment will represent approximately 19% of NAI's voting common stock, and the Company will have a strategic marketing agreement with NAI. The Company has been advised by NAI that NAI will commence operations in early 1999, that it has secured up to five gate locations at McCarran International Airport in Las Vegas, and that the Las Vegas Convention and Visitors Authority will provide advertising and marketing support for the new airline.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     OVERVIEW

     The Company, through a wholly owned subsidiary, owns and operates an all-suite hotel-casino, the Rio Suite Hotel & Casino (the "Rio"), in Las Vegas, Nevada. The Rio features over 2,500 suites, including over 1,500 suites contained in three connected 21-story hotel towers (the "Ipanema Towers") and over 1,000 suites in a new 41-story curved tower (the "Masquerade Tower"). On February 7, 1997, the Rio celebrated the grand opening of the public areas of its Phase V Expansion project, the Masquerade Village. With the Masquerade Village and Tower, the Rio features 120,000 square feet of gaming space; 15 restaurants, a 737-seat entertainment complex; a 32,000 square foot retail area; and a 108,000 square foot outdoor entertainment area featuring a landscaped sand beach and three swimming pools.

     On September 8, 1997, the Company acquired the Rio Secco Golf Club in Henderson, Nevada, a suburb of Las Vegas. The golf course, located in the master-planned community of Seven Hills, is complete and opened for play in October 1997. The clubhouse was completed during the second quarter of 1998. In addition to providing play on the golf course to local and tourist customers, the Company intends to use the Rio Secco Golf Club as part of golf packages for its guests. The Rio Secco Golf Club also features a golf school operated by Butch Harmon, the Butch Harmon School of Golf.

     The Company has assembled 43 acres immediately adjacent to the Rio (approximately seven of which are subject to options to purchase), bringing the total acreage at the Rio to approximately 83 acres. In October 1997, the Company announced a new master plan (the "New Master Plan") for continued development of the
existing Rio site   and the adjacent 43 acre site. The New Master
Plan is expected to be implemented in phases, the first of which has commenced and includes a state-of-the-art convention and entertainment center adaptable to meet a variety of entertainment, meeting, special event and convention needs; a complex of nine "Palazzo" suites; a restaurant serving authentic Chinese food (which opened April 1998); a valet parking structure (which opened May 1998); a retail shopping area; an expanded outdoor area with an additional swimming pool; additional exhibition space in the Masquerade Village; an expansion of the Shutters premium gaming lounge; the creation of a concierge suite level in the Ipanema and Masquerade Towers; an expansion of the Rio's spa; a new road connecting the Rio and the Las Vegas Strip through an extension of Twain Avenue to Industrial Road; and additional customer parking.

     This first phase of the New Master Plan, the Phase VI Expansion, is anticipated to be completed in stages through 1998 and early 1999 at an estimated cost of $200 million. Subsequent phases of the New Master Plan are currently in the conceptual stage. The timetable, theme and cost of the subsequent phases have not yet been established, and there can be no assurance that the balance of the New Master Plan will be implemented successfully, if at all.

     THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     REVENUES

     The Company's net revenues increased to $98.1 million in the second quarter of 1998 from $97.2 million in the same period in the prior year, an increase of $0.9 million or 1%. As a result of a lower hold percentage in table games, casino revenues decreased $5.1 million, or 10%, to $45.9 million for the three months ended June 30, 1998 compared to $51.0 million in the second quarter of 1997. Table game revenues were $20.9 million for the three months ended June 30, 1998, a decrease of $6.0 million, or 22%, from the $26.9 million reported in the same period in the prior year. Although the Company experienced a $28.5 million increase in table games handle, or 23%, to $153.8 million in the second quarter of 1998 from $125.3 million in the second quarter of 1997, the table games hold percentage was only 16% in the current year's quarter compared to a table game hold percentage of 25% in the prior year's second quarter. Increased advertising and promotional efforts, and an increased emphasis by management on marketing to table game customers with higher credit limits and average wagers are considered to be the primary contributors to the increase in table game handle. Slot machine revenues were $23.6 million in the second quarter of 1998, an increase of $1.1 million, or 5%, from 1997 second quarter revenues of $22.5 million. Other casino revenues, consisting of the race and sports books, keno and poker decreased by approximately $0.2 million, primarily due to a lower hold percentage in the sports book for the three months ended June 30, 1998 than in the same period in the prior year.

     Room revenues increased by $3.0 million, or 17%, to $20.7 million in the second quarter of 1998 from $17.7 million in the prior year period due to higher occupancy and higher room rates. The occupancy rate was 95.0% for the three months ended June 30, 1997 compared to 88.6% in the prior year period. The average suite rate increased from $89 for the quarter ended June 30, 1998 to $97 in the current year's quarter.

     Food and beverage revenues increased $4.4 million, or 15%, to $33.3 million for the three months ended June 30, 1998 compared to $28.9 million in the second quarter of 1997. Management believes that this increase in revenues was primarily the result of increased advertising and promotional programs together with food and beverage prices which were generally higher in the current year's second quarter than in the prior year period.

     Other revenues increased by $0.4 million to $6.9 million in the current year's second quarter from $6.5 million in the prior year period. A decrease of $1.5 million in retail sales, which resulted from leasing the gift shop and most other retail shops that were previously operated by the Company to a third party, was offset by an increase in showroom admissions of $0.7 million, an increase of $0.5 million in shop rental income, and golf course revenues of $0.9 million.

     OPERATING MARGINS

     Operating profit as a percentage of net revenue was 13% for the quarter ended June 30, 1998 and 18% for the prior year quarter. The casino operating margin was $18.5 million, or 40%, for the three months ended June 30, 1998 compared to $25.5 million, or 50%, in the same period in the prior year. Casino expenses were $27.5 million for the quarter ended June 30, 1998 compared to $18.2 million in the second quarter of the prior year. Increased payroll and other volume related expenses, including casino marketing and promotional costs, were the primary reasons for the increase in casino expense when comparing the two periods. For the three months ended June 30, 1998 and 1997, hotel operating profits were 68% and 69%, respectively; food and beverage operating profits were 27% and 24%, respectively; and other operating department profit margins were 50% and 35%, respectively. Management believes that the food and beverage operating margin was positively impacted by an increase in food and beverage prices, volume related purchasing and administrative efficiencies, and the profitability of the VooDoo Cafe and Lounge which opened in May 1997. The increase in the operating profit margin for other departments is primarily due to shop rental revenues resulting from the leasing to a third party the retail outlets previously operated by the Company and the elimination of the costs associated with the operations of the retail outlets. Selling, general and administrative expenses increased as a percentage of gross revenue from 16% to 17% for the quarters ended June 30, 1997 and 1998, respectively. Increases in payroll, other administrative expenses, property taxes, casualty insurance and utilities were significant contributors to the increase.

     PROMOTIONAL ALLOWANCES

     Promotional allowances, which represent the retail value of rooms, food, beverage and other services provided to customers without charge, were 8% and 7% of total revenues for the quarters ended June 30, 1998 and 1997, respectively. Management believes that this increase was primarily due to complimentary rooms, food, beverage and other services being extended in connection with the volume increase in table games.

     DEPRECIATION AND AMORTIZATION

     Depreciation  and  amortization increased  by   1%  to  $7.0
     million in the second quarter of 1998 from $6.9 million in the second quarter of the prior year.

     OTHER INCOME AND EXPENSE

     Interest expense decreased by $1.2 million to $6.0 million in the second quarter of 1998 from $7.2 million in the same period in 1997. Interest expense was reduced by $1.3 million and $0.5 million for the three month periods ended June 30, 1998 and 1997, respectively, due to interest being capitalized on construction costs of the upper floors of the Masquerade Tower which opened in May 1997 and on land purchases in 1997 and, in 1998, on the Phase VI Expansion that commenced in October 1997.

     NET INCOME

     Net income for the second quarter of 1998 was $4.5 million, or $0.18 per common share on a diluted basis, compared to $6.6 million, or $.31 per common share on a diluted basis in the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     REVENUES

     The Company's net revenues increased to $194.9 million in the first six months of 1998 from $167.1 million in the same period in the prior year, an increase of $27.8 million or 17%. Casino revenues increased $10.0 million, or 12%, to $94.1 million for the first six months of 1998 compared to $84.1 million for the six month period ended June 30, 1997. Table game revenues were $42.7 million for the the first six months of 1998, an increase of $2.2 million, or 5%, from the $40.5 million reported in the same period in the prior year. Although the Company experienced a $99.0 million increase in table games handle, or 42%, to $336.0 million during the first six months of 1998 from $237.0 million in the first six months of 1997, the table games hold percentage was only 15% in the current year's first six months compared to a table games hold percentage of 19% in the same period in 1997.
     Increased  advertising  and   promotional efforts, increased
     customer traffic associated with the Masquerade Village and Tower having been open for a year and during the entire six month period in 1998, and an increased emphasis by management on marketing to table game customers with higher credit limits
     and   average  wagers  are  considered  to  be  the  primary
     contributors to the increased table game volume. Slot machine revenues were $47.3 million for the six month period ended June 30, 1998, an increase of $6.8 million, or 17%, from slot machine revenues of $40.5 million for the six month period ended June 30, 1997. Other casino revenues, consisting of the race and sports books, keno and poker increased $1.0 million, or 32%, to $4.0 million for the first six months of 1998 from $3.0 million in the prior year period. The increase in customer traffic associated with the Masquerade Village and Tower expansion having been open for a year and for the full six month period in 1998, together with increased advertising and promotional efforts are considered to be the primary reasons for the increase in slot machine and other casino revenues.

     Room revenues increased by $7.4 million, or 23%, to $40.1 million in the six month period ended June 30, 1998 from $32.7 million in the same period in the prior year due to higher occupancy and higher room rates. The occupancy rate was 95.0% for the six months ended June 30, 1998 compared to 90.6% in the prior year period, with 39,062 more suites available and 54,748 more suites being occupied during the 1998 six month period than in the same period in 1997. The average suite rate increased from $89 for the six month period ended June 30, 1997 to $95 for the six month period ended June 30, 1998.

     Food and beverage revenues increased $14.0 million, or 27%, to $66.2 million for the six months ended June 30,1998 compared to $52.2 million in the first six months of 1997. Management believes that having the five restaurants and bars located in the Masquerade Village open during the entire first six months of 1998, the increase of 54,748 occupied suites, increased advertising and promotional programs, and a general increase in food and beverage prices were the primary reasons for the increase.

     Other revenues increased by $1.8 million to $13.5 million in the first six months of 1998 from $11.7 million in the prior year period. A decrease of $2.8 million in retail sales, which resulted from leasing the gift shop and most other retail shops that were previously operated by the Company to a third party, was offset by an increase in showroom admissions of $1.9 million, an increase of $1.1 million in shop rental income, golf course revenues of $1.5 million and increases in telephone and salon revenues.

     OPERATING MARGINS

     Operating profit as a percentage of net revenue was 16% for the six months ended June 30, 1998 and 18% before preopening expense for the first six months of the prior year. The casino operating margin was $42.1 million, or 45%, for the six months ended June 30, 1998 compared to $40.3 million, or 48%, in the same period in the prior year. Casino expenses were $52.0 million for the first six months of 1998 after a $4.6 million decrease in the provision for doubtful accounts. Casino expenses in the first six months of the prior year were $43.7 million. Increased payroll and other volume related expenses together with increased casino marketing and promotional costs were the primary reasons for the increase in casino expense when comparing the two periods. For the six months ended June 30, 1998 and 1997, hotel operating profits was 71% in both periods; food and beverage operating profits were 27% and 23%, respectively; and other operating department profit margins were 45% and 39%, respectively. Management believes that the food and beverage operating margin was positively impacted by an increase in food and beverage prices, volume related purchasing and administrative efficiencies, and the profitability of the VooDoo Cafe and Lounge which opened in May 1997 and is located on the 40th and 41st floors of the Masquerade Tower. The increase in the operating profit margin for other departments is primarily due to increased shop rental revenues resulting from the leasing to a third party the retail outlets previously operated by the Company and the elimination of the costs associated with the operations of the retail outlets. Selling, general and administrative expenses were 15% of gross revenue in each of the six month periods ended June 30, 1998 and 1997. Increases in payroll, advertising and promotional expenses, property taxes, casualty insurance and utilities were significant contributors to the $5.4 million increase in selling, general and administrative expenses when comparing the two six month periods.

     PROMOTIONAL ALLOWANCES

     Promotional allowances, which represent the retail value of rooms, food, beverage and other services provided to customers without charge, were 9% and 8% of total revenues for the six month periods ended June 30, 1998 and 1997, respectively. Management believes that this increase was primarily due to complimentary rooms, food, beverage and other services being extended in connection with the volume increase in table games.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased by $1.3 million, or 11%, to $13.6 million in the first six months of 1998 compared to $12.3 million in the prior year period. This increase is primarily attributable to depreciation and amortization expense associated with the Masquerade Village and Tower.

     OTHER INCOME AND EXPENSE

     Interest expense was $12.1 million in each of the six month periods ended June 30, 1998 and 1997. Interest expense was reduced by $2.2 million and $2.8 million for the six month periods ended June 30, 1998 and 1997, respectively, primarily due to interest being capitalized on the Masquerade Village expansion in 1997 and, in 1998 on Phase VI Expansion.

     NET INCOME

     Net income for the first six months of 1998 was $12.5 million, or $0.51 per common share on a diluted basis, compared to net income of $4.2 million, or $0.20 per common share on a diluted basis in the first six months of 1997. In the prior year period, the Company incurred $11.2 million ($7.1 million net of income tax) associated with the opening of the Masquerade Village and Tower. Adjusted on a pro forma basis for these preopening expenses, net income for the first quarter of 1997 would have been $11.3 million, or $0.53 per common share on a diluted basis.

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

LIQUIDITY AND CAPITAL RESOURCES

     On February 24, 1998, the Company's credit line was amended and restated, increasing the amount available from $190.0 million to $275.0 million and reducing the interest rate. The amended and restated agreement provides a mechanism whereby the amount available under the credit line may be increased by an additional $25.0 million.

     During the first six months of 1998, net cash provided by operating activities was $15.4 million. Net cash used in investing activities was $71.9 million, including approximately $48.7 million related to the Phase VI Expansion, $8.7 million in land acquisitions adjacent to the Rio and $3.8 million for the improvements of the Rio Secco Golf Club, including the construction of the clubhouse and golf school which opened in the second quarter of 1998.

     Based upon cash on hand, cash available through borrowings under the $275.0 million line of credit, $204.1 million of which was available as of June 30, 1998, and cash provided by operations, the Company believes that it has adequate cash available to fund purchase commitments, the Phase VI Expansion, ongoing maintenance and upgrades and the Company's operations.

                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On December 27, 1996, a purported stockholder derivative action (PARK EAST, INC. V. ANTHONY A. MARNELL II, ET AL., Case No. CV-596-01196-HDM (RLH)) was filed in the United States District Court for the District of Nevada, against the Company as a nominal defendant, five of the Company's directors, Marnell Corrao Associates, Inc. ("Marnell Corrao") and Anthony A. Marnell II Chartered ("Marnell Chartered"). The complaint alleges that pursuant to construction contracts and architectural contracts with Marnell Corrao and Marnell Chartered, respectively, the Company paid unfair amounts in exchange for the services provided. The complaint alleges breach of fiduciary duty by each of the director defendants and seeks rescission of the contracts, damages to compensate the Company to the extent that contract amounts are unfair to the Company, and injunctive relief prohibiting the Company from entering into similar contracts with Mr. Marnell or entities which he controls. On January 27, 1997, the Company and the director defendants filed a motion to dismiss and a joinder in the Company's motion to dismiss. On April 21, 1997, the United States District Court of Nevada entered an order denying the motion to dismiss the Company and the individual directors, and granting the motion to dismiss Marnell Corrao and Marnell Chartered.

     On July 1, 1998, the Company executed a settlement agreement (the "Agreement") with Park East, Inc. The United States District Court for the District of Nevada took note of the Agreement on July 6, 1998, and a hearing on the Agreement (the "Hearing") has been set for September 15, 1998. The Agreement provides for the settlement and dismissal with prejudice of all claims asserted by Park East, Inc. in connection with construction and architectural contracts for Phase V of the Company's Master Plan expansion project ("Phase V"). The parties agreed that the terms of the contracts are fair and reasonable to the Company and its stockholders, and that the Company would continue to submit construction project contracts to its independent audit committee. No monetary amounts are being paid to the plaintiffs in the case; however, the Company will pay up to $100,000 for plaintiff's attorneys' fees. Notice of the Agreement and of the Hearing is being sent to all record stockholders and all beneficial owners of Company common stock as of July 6, 1998.

ITEM 2.  CHANGES IN SECURITIES

     NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on May
21, 1998.
     (a)  Election of Directors.

          NAME OF DIRECTOR          FOR         VOTES CAST AGAINST         ABSTAIN
          James A. Barrett, Jr.   922,363               -0-                508,401

          John A. Stuart          923,216               -0-                507,458

          Peter M. Thomas         923,273               -0-                507,491


     (b) Approval of an increase of stock options available under the Long-Term Incentive Plan.

          FOR                   VOTES CAST AGAINST          ABSTAIN

          794,901                   4,405,175                21,727

     (c)  Approval and ratification of the Annual Performance-
          Based Incentive Plan.

          FOR                   VOTES CAST AGAINST          ABSTAIN

          132,392                   1,272,051                26,320

ITEM 5.  OTHER INFORMATION

     STOCKHOLDER PROPOSALS. Pursuant to recent changes in Securities and Exchange Commission Rule 14a-4, unless a stockholder proposal for the Company's 1999 Annual Meeting of Stockholders is submitted to the Company prior to February 15, 1999, management may use its discretionary voting authority to vote management proxies on the stockholder proposal without any discussion of the matter in the proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

      EXHIBIT NUMBER      DESCRIPTION

        10.01 Aircraft Purchase Agreement by and between Rio Leasing, Inc. and N & MD Investment Corp., dated as of June 1, 1998.

        10.02 Subscription Agreement executed by Rio Hotel & Casino, Inc. dated June 19, 1998 for New Airline, Inc.

        27.01         Financial Data Schedule.

     (b)  REPORT ON FORM 8-K

     NONE
                               16

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         RIO HOTEL & CASINO, INC.
                                         ------------------------
                                                (Registrant)



     August 7, 1998                     /s/ Ronald J. Radcliffe
-----------------------------          --------------------------
         (Date)                         RONALD J. RADCLIFFE
                                        Vice President, Treasurer
                                        and Chief Financial
                                        Officer
                                        (Duly Authorized Officer
                                        and Principal Financial
                                        Officer)

                          EXHIBIT INDEX


 EXHIBIT                                               SEQUENTIAL
 NUMBER                  DESCRIPTION                  PAGE NUMBER


  10.01    Aircraft Purchase Agreement by and between      19
           Rio  Leasing,  Inc. and N & MD  Investment
           Corp., dated as of June 1, 1998.

  10.02    Subscription  Agreement  executed  by Rio       33
           Hotel & Casino, Inc. dated June 19, 1998 for New Airline, Inc.

  27.01    Financial Data Schedule                         50