Form 10-Q
period 1998-09-30
RIO HOTEL & CASINO INC
filed 1998-11-12
CIK 734380

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:      September 30, 1998
                                    -----------------------------

                               OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:              to
                                    --------------  -------------

Commission file number                 1-11569
                      -------------------------------------------

                    RIO HOTEL & CASINO, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Nevada                                 95-3671082
-------------------------------              --------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

3700 West Flamingo Road, Las Vegas, Nevada             89103
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

    24,801,837 shares of Common Stock, $0.01 par value as of
                        November 9, 1998
-----------------------------------------------------------------

                            FORM 10-Q

                        TABLE OF CONTENTS

                                                               PAGE
                                                              NUMBER

PART I.  FINANCIAL INFORMATION                                   3

 Item 1.  Financial Statements                                   3

  CONSOLIDATED BALANCE SHEETS                                    3

  CONSOLIDATED STATEMENTS OF INCOME                              4

  CONSOLIDATED STATEMENTS OF CASH FLOWS                          5

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION               6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    9

 Item 3.  Quantitative and Qualitative Disclosures about Market
          Risk                                                  15

PART II.  OTHER INFORMATION                                     16

SIGNATURE                                                       18

EXHIBIT INDEX                                                   19

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                          September 30,              December 31,
                                                              1998                       1997
                                                          -------------             --------------
                                                           (Unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents                               $  21,268,560             $  22,241,976
  Accounts receivable, net                                   37,748,346                28,177,480
  Inventories                                                13,751,877                 7,797,343
  Prepaid expenses and other current assets                   8,418,299                 8,277,440
                                                          --------------            --------------
    Total current assets                                     81,187,082                66,494,239
                                                          --------------            --------------

Property and equipment:
  Land and improvements                                     101,428,219                85,713,088
  Building and improvements                                 436,802,701               418,618,050
  Equipment, furniture and improvements                      94,935,270                82,792,652
  Less: accumulated depreciation                           (101,171,701)              (82,162,055)
                                                          --------------            --------------
                                                            531,994,489               504,961,735
  Construction in progress                                  105,342,242                 5,354,757
                                                          --------------            --------------
    Net property and equipment                              637,336,731               510,316,492
                                                          --------------            --------------

Other assets, net                                            24,649,363                11,344,116
                                                          --------------            --------------

                                                          $ 743,173,176             $ 588,154,847
                                                          ==============            ==============


              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                        2,621,350                 2,434,483
  Accounts payable                                           10,217,436                11,440,103
  Accrued expenses                                           26,973,012                23,554,336
  Accounts payable - related party                           17,362,984                 2,808,488
  Accrued interest                                            8,974,492                 7,412,999
                                                          --------------            --------------
    Total current liabilities                                66,149,274                47,650,409
                                                          --------------            --------------

Non-current liabilities:
  Long-term debt, less current maturities                   367,747,286               250,522,894
  Deferred income taxes                                      17,931,762                19,806,419
                                                          --------------            --------------
    Total non-current liabilities                           385,679,048               270,329,313
                                                          --------------            --------------

    Total liabilities                                       451,828,322               317,979,722
                                                          --------------            --------------

Stockholders' equity:
  Common stock, $0.01 par value;
   100,000,000 shares authorized;
   24,800,941 and 24,643,141 shares
   issued and outstanding                                       248,010                   246,432
  Additional paid-in capital                                182,588,542               179,912,196
  Retained earnings                                         108,508,302                90,016,497
                                                          --------------            --------------
    Total stockholders' equity                              291,344,854               270,175,125
                                                          --------------            --------------
                                                          $ 743,173,176             $ 588,154,847
                                                          ==============            ==============

   See accompanying Notes to Consolidated Financial Statements


            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)


                                                         Three Months Ended                       Nine Months Ended
                                               ---------------------------------------   ---------------------------------------
                                               September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                               ------------------   ------------------   ------------------   ------------------
Revenues:
  Casino                                        $   54,902,000       $   57,155,106      $  148,986,698         $  141,215,071
  Room                                              19,829,676           17,667,809          59,936,411             50,398,228
  Food and beverage                                 33,432,655           30,888,182          99,587,841             83,048,512
  Other                                              8,314,524            7,006,583          21,825,801             18,694,761
  Casino promotional allowances                     (9,428,215)          (9,142,737)        (28,403,850)           (22,663,473)
                                                ---------------      ---------------     ---------------        ---------------
                                                   107,050,640          103,574,943         301,932,901            270,693,099
                                                ---------------      ---------------     ---------------        ---------------
Expenses:
  Casino                                            31,812,915           30,684,216          83,796,310             74,432,544
  Room                                               6,488,707            5,347,864          18,870,924             14,996,447
  Food and beverage                                 23,848,735           24,111,801          71,532,501             64,025,064
  Other                                              6,346,615            4,154,300          13,829,848             11,253,083
  Selling, general and administrative               12,692,845           13,529,920          42,653,806             38,062,029
  Depreciation and amortization                      7,083,123            6,440,433          20,655,024             18,677,833
  Preopening expense                                         -                    -                   -             11,200,000
                                                ---------------      ---------------     ---------------        ---------------
                                                    88,272,940           84,268,534         251,338,413            232,647,000
                                                ---------------      ---------------     ---------------        ---------------
Operating profit                                    18,777,700           19,306,409          50,594,488             38,046,099

Interest expense                                     6,145,319            7,101,757          18,227,681             19,199,170
Merger costs                                         3,246,138                    -           3,246,138                      -
                                                ---------------      ---------------     ---------------        ---------------

                                                     9,391,457            7,101,757          21,473,819             19,199,170
                                                ---------------      ---------------     ---------------        ---------------
Income before income tax                             9,386,243           12,204,652          29,120,669             18,846,929

Income tax provision                                (3,425,799)          (4,449,386)        (10,628,864)            (6,879,136)
                                                ---------------      ---------------     ---------------        ---------------
Net income                                      $    5,960,444       $    7,755,266      $   18,491,805         $   11,967,793
                                                ===============      ===============     ===============        ===============
Earnings per common share:
  Basic                                         $         0.24       $         0.36      $         0.75         $         0.56
                                                ===============      ===============     ===============        ===============
  Diluted                                       $         0.24       $         0.35      $         0.73         $         0.55
                                                ===============      ===============     ===============        ===============
Weighted average number of common shares
outstanding:
  Basic                                             24,794,093           21,378,821          24,678,416             21,305,604
  Stock Options                                        292,154              606,103             752,086                408,521
                                                ---------------      ---------------     ---------------        ---------------
  Diluted                                           25,086,247           21,984,924          25,430,502             21,714,125
                                                ===============      ===============     ===============        ===============



   See accompanying Notes to Consolidated Financial Statements

            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                           ---------------------------------------
                                                                                1998                    1997
                                                                           ----------------      -----------------
Cash flows from operating activities:
  Net income                                                               $   18,491,805         $   11,967,793
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Compensation expense recognized from
       stock option grant                                                          86,160                 86,560
     Depreciation and amortization                                             20,655,024             18,677,833
     Provision for uncollectible accounts                                      (5,837,501)            11,603,861
     Deferred income taxes                                                      1,572,534              1,289,832
     (Increase) decrease in assets:
       Accounts receivable                                                     (3,733,365)           (25,466,219)
       Inventories                                                             (5,954,534)              (868,591)
       Prepaid expenses and other current assets                               (3,908,571)            (5,620,226)
       Other, net                                                               1,159,840              5,285,425
     Increase (decrease) in liabilities:
       Accounts payable                                                        (9,125,929)             1,453,236
       Accrued expenses                                                        12,100,552             12,803,614
       Accrued interest                                                         1,561,493              1,320,696
                                                                           ----------------       ----------------

Net cash provided by operating activities                                      27,067,508             32,533,814
                                                                           ----------------       ----------------

Cash flows from investing activities:
  Purchase of land and improvements                                           (15,642,631)            (6,062,970)
  Purchase of equipment, furniture and
    improvements                                                             (116,296,435)           (54,506,586)
  Funds used for investment in airline                                        (15,000,181)                     -
  Funds used for purchase of golf course                                                -            (16,386,159)
                                                                           ----------------       ----------------

Net cash used in investing activities                                        (146,939,247)           (76,955,715)
                                                                           ----------------       ----------------

Cash flows from financing activities:
  Proceeds from borrowings                                                    237,200,000             82,200,000
  Net proceeds from issuance of senior
    subordinated notes                                                                  -            121,562,500
  Net proceeds from common stock issuance                                       1,813,150              1,292,963
  Payments on notes and loans payable                                        (120,114,827)          (157,493,837)
                                                                           ----------------       ----------------

Net cash provided by financing activities                                     118,898,323             47,561,626
                                                                           ----------------       ----------------

Net increase (decrease) in cash and cash equivalents                             (973,416)             3,139,725
Cash and cash equivalents, beginning of period                                 22,241,976             10,623,094
                                                                           ----------------       ----------------

Cash and cash equivalents, end of period                                   $   21,268,560         $   13,762,819
                                                                            ===============        ===============



   See accompanying Notes to Consolidated Financial Statements

            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                           (UNAUDITED)

                                                                   Nine Months Ended
                                                                     September 30,
                                                          -------------------------------------
                                                                 1998                 1997
                                                          ----------------      ---------------
Cash payments made for interest, net of
  capitalized interest                                    $   13,537,653        $   17,596,459
                                                          ===============       ===============

Cash payments made for income taxes                       $    7,000,000        $    2,500,000
                                                          ===============       ===============

Non-cash financing and investing activities:
  Purchase of property and equipment financed
    through payables                                      $   17,435,484        $    2,121,363
                                                          ===============       ===============
Debt assumed in the purchase of land and golf course      $            -        $    4,483,448
                                                          ===============       ===============


Tax benefit arising from exercise of stock
  options under the Company's Non-Statutory
  and Long Term Incentive Stock Option Plans              $      778,614        $      921,399
                                                          ===============       ===============


   See accompanying Notes to Consolidated Financial Statements

            RIO HOTEL & CASINO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Rio Hotel & Casino, Inc. and its wholly owned subsidiaries Rio Properties, Inc. ("Rio Properties" which owns and operates the Rio Suite Hotel & Casino [the "Rio"] in Las Vegas, Nevada), Rio Development Company, Inc., Rio Resort Properties, Inc., Rio Leasing, Inc., Rio Properties' wholly owned subsidiaries, HLG, Inc. and Cinderlane, Inc., and Cinderlane Inc.'s wholly owned subsidiary, Twain Avenue, Inc. (collectively the "Company").

     All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated balance sheet as of September 30, 1998 and the related consolidated statements of income for the three and nine month periods ended September 30, 1998 and 1997 and consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - INVESTMENT

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

     In July 1998, the Company made a $15.0 million investment in New Airline, Inc. ("NAI"), a development stage airline to be based in Las Vegas, Nevada. The Company's investment represents approximately 19% of NAI's voting common stock. In addition, the Company will have a strategic marketing agreement with NAI. The Company has been advised by NAI that NAI will commence operations in early 1999, that it has secured up to five gate locations at McCarran International Airport in Las Vegas, and that the Las Vegas Convention and Visitors Authority will provide advertising and marketing support for NAI.

NOTE 3 - EARNINGS PER COMMON SHARE

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("SFAS 128") which became effective for periods ending after December 15, 1997 and replaces historically reported earnings per share with "basic," or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period, while diluted earnings per share reflect the additional dilution for all potentially dilutive securities, such as stock options. Earlier application of SFAS 128 was not permitted. Earnings per share for the three and nine month periods ended September 30, 1998 and 1997 in the accompanying Consolidated Statements of Income have been computed in accordance with SFAS 128.

NOTE 4 - PURCHASE COMMITMENT

     On June 1, 1998, the Company entered into an Aircraft Purchase Agreement (the "Agreement") to purchase an aircraft for $27.0 million, with $1.0 million to be deposited within 90 days of the date of the Agreement and the balance due upon delivery of the aircraft to the Company which shall occur within 60 days of January 31, 2000. The aircraft will be used for general corporate purposes, including transportation of certain international and domestic customers of the Rio. The Company is purchasing the aircraft from a company controlled by the Company's Chairman of the Board and Chief Executive Officer.

NOTE 5 - PROPOSED MERGER

     On August 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Harrah's Entertainment, Inc., a Delaware corporation ("Harrah's"), and HEI Acquisition Corp. III, a Nevada corporation ("MergerSub"), providing for the merger of MergerSub with and into the Company (the "Merger"), with the Company to be the surviving corporation. If the Merger is consummated, each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Merger would be converted into the right to receive one share of the common stock, par value $0.10 per share, of Harrah's. The Merger is subject to the approval of the stockholders of the Company and Harrah's, the receipt of all necessary gaming, regulatory and other approvals, and the satisfaction or waiver of certain other conditions precedent.

     A special meeting of stockholders has been scheduled for November 18, 1998 to vote upon the Merger Agreement. Copies of the Joint Proxy Statement were mailed to the Company's stockholders of record as of October 5, 1998. Subject to stockholder, regulatory and other approvals, the Merger could be completed by the end of November 1998. No assurance can be given that the Merger will be approved by the stockholders of the Company and Harrah's, or that all conditions precedent necessary to complete the Merger will be satisfied or waived.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, such as statements relating to plans for future expansion, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to construction activities, increased competition in existing markets or the opening of new gaming jurisdictions (including expanded casino gaming activities on Native American lands in California as a result of Proposition 5), dependence on existing management, gaming regulations (including actions affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), issues related to the Year 2000, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

PROPOSED MERGER WITH HARRAH'S ENTERTAINMENT, INC.

     On August 9, 1998, the Company entered into the Merger Agreement with Harrah's and MergerSub providing for the merger of MergerSub with and into the Company, with the Company to be the surviving corporation. If the Merger is consummated, each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Merger would be converted into the right to receive one share of the common stock, par value $0.10 per share, of Harrah's. The Merger is subject to the approval of the stockholders of the Company and Harrah's, the receipt of all necessary gaming, regulatory and other approvals, and the satisfaction or waiver of certain other conditions precedent.

     A special meeting of stockholders has been scheduled for November 18, 1998 to vote upon the Merger Agreement. Copies of the Joint Proxy Statement were mailed to the Company's stockholders of record as of October 5, 1998. Subject to stockholder, regulatory and other approvals, the Merger could be completed by the end of November 1998. No assurances can be given that the Merger will be approved by the stockholders of the Company and Harrah's, or that all conditions precedent necessary to complete the Merger will be satisfied or waived.

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

      On September 8, 1997, the Company acquired the Rio Secco Golf Club in Henderson, Nevada, a suburb of Las Vegas, Nevada. The golf course, located in the master-planned community of Seven Hills, is complete and opened for play in October 1997. The clubhouse was completed during the second quarter of 1998. In addition to marketing play on the golf course to local and tourist customers, the Company intends to use the Rio Secco Golf Club as part of golf packages for its guests. See Part II, Item 5, "Legal Proceedings" for a discussion of litigation involving the use of the Rio Secco Golf Club. The Rio Secco Golf Club also features a golf school operated by Butch Harmon, the Butch Harmon School of Golf.

     The Company has assembled approximately 44 acres immediately adjacent to the Rio (approximately seven of which are subject to options to purchase), bringing the total acreage at the Rio to approximately 84 acres. In October 1997, the Company announced a new master plan (the "New Master Plan") for continued development of the existing Rio site and the adjacent 44 acre site. The New Master Plan is expected to be implemented in phases, the first of which has commenced and includes a state-of-the-art convention and entertainment center adaptable to meet a variety of entertainment, meeting, special event and convention needs (scheduled to be completed by March 1999); a complex of nine "Palazzo" suites (scheduled to be completed by December 1998); a restaurant serving authentic Chinese food (which opened April
1998); a valet parking structure (which opened May 1998); a retail shopping area (scheduled to be completed by March 1999); an expanded outdoor area with an additional swimming pool (which opened July 1998); additional exhibition space in the Masquerade Village (which opened November 1998); the creation of a concierge suite level in the Ipanema and Masquerade Towers (which opened September 1998); an expansion of the Rio's spa (scheduled to be completed by November 1998); a new road connecting the Rio and the Las Vegas Strip through an extension of Twain Avenue to Industrial Road (scheduled to be completed by February 1999); and additional customer parking (scheduled to be completed by February 1999).

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     REVENUES

      The Company's net revenues increased to $107.1 million in the third quarter of 1998 from $103.6 million in the same period in the prior year, an increase of $3.5 million or 3%. Casino revenues of $54.9 million in the three months ended September 30, 1998 decreased $2.3 million or 4% from the $57.2 million reported for the same period in the prior year. This decrease is primarily a result of a lower hold percentage of 17% in table games for the quarter ended September 30, 1998 as compared to 23% for the same quarter in the prior year. Table games revenues were $29.7 million for the three months ended September 30, 1998, a decrease of $3.9 million or 12% from the $33.6 million reported for the same period in the prior year. Table games handle was $170.0 million for the third quarter of 1998, an increase of $25.0 million or 17% over the $145.0 million reported for the same period in the prior year. Management attributes the increase in handle primarily to increased advertising and promotional efforts, as well as increased emphasis on marketing to table game customers with higher credit limits and average wagers. Slot machine revenues of $24.2 million in the third quarter of 1998 increased $2.5 million or 12% from third quarter 1997 revenues of $21.7 million. Other casino revenues, including race and sports books, keno and poker, of $1 million in the quarter ended September 30, 1998 decreased $0.8 million or 45% from the same quarter in the prior year revenues of $1.8 million. This decrease is due primarily to losses in the sports book of $0.1 million in the current year as compared to revenue of $0.4 million in the prior year and due to the closure of the poker room in May 1998.

     Room revenues of $19.8 million increased in the three months ended September 30, 1998 by $2.1 million or 12% from $17.7 million in the same period for the prior year. This increase is due primarily to a higher occupancy percentage in the current quarter of 92.7% as compared to 89.0% in the prior year as well as an increase in the average suite rate of $94.84 in the current quarter as compared to $88.72 in the third quarter of 1997.

      Food and beverage revenues increased $2.5 million or 8% to $33.4 million in the three months ended September 30, 1998 from $30.9 million in the same three month period in the prior year. Management believes that this increase is due primarily to increased advertising and promotional programs as well as food and beverage prices that were generally higher in the current year's third quarter than in the prior year's third quarter.

     Other revenues increased $1.3 million or 19% to $8.3 million in the current year's third quarter from $7.0 million in the prior year's third quarter. Retail sales decreased $1.4 million due to leasing the gift shop and most other retail shops, previously operated by the Company, to a third party. This decrease was offset by an increase in shop rent of $0.5 million, showroom admissions increase of $0.7 million, golf course revenues of $0.6 million and recognition of outstanding chip income of $0.6 million.

     OPERATING MARGINS

      Operating profit as a percentage of net revenue was 18% before executive severance for the quarter ended September 30, 1998 and 19% for the same quarter in the prior year. The casino operating margin was $23.1 million or 42% for the current year's quarter as compared to $26.5 million or 46% for the prior year's third quarter. Casino expenses were $31.8 million for the three months ended September 30, 1998 compared to $30.7 million for the three months ended September 30, 1997. Increased payroll and other volume related expenses, including casino marketing and promotional costs, were the primary reasons for the increase in casino expense when comparing the two periods. For the three months ended September 30, 1998 and 1997, hotel operating profits were 67% and 70%, respectively; food and beverage operating profits were 29% and 22%, respectively; and other operating department profits were 24% and 41%, respectively. Management believes that the food and beverage operating margin was positively impacted by an increase in food and beverage prices, volume related purchasing and administrative efficiencies, and the profitability of the VooDoo Cafe and Lounge which opened in May 1997. The decrease in other operating department profits is due primarily to losses incurred in operating the golf course, offset somewhat by the elimination of costs associated with the operations of most retail shops being leased to a third party. Selling, general and administrative expenses, expressed as a percentage of gross revenues, were 11% and 12%, respectively, in the quarters ended September 30, 1998 and 1997. This decrease is due primarily to reversal of 1998 bonus accruals in the third quarter of the current year as bonus payments are discretionary and not expected in 1998.

     PROMOTIONAL ALLOWANCES

      Promotional allowances, which represent the retail value of rooms, food, beverage and other services provided to customers without charge, were 8% for each of the quarters ended September
30, 1998 and 1997.

     DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense increased by  10%  to
$7.1  million in the quarter ended September 30, 1998  from  $6.4 million in the same quarter of the prior year.

      OTHER INCOME AND EXPENSE

      Interest expense decreased $1.0 million to $6.1 million in the third quarter of 1998 from $7.1 million in the third quarter of 1997. Interest expense was reduced by $2.3 million and $.8 million for the three months ended September 30, 1998 and 1997, respectively, due to capitalization of interest on construction costs of the upper floors of the Masquerade Tower, which opened in May 1997 and on land purchases, and in 1998, on the New Master Plan, the initial phase of which is referred to as the Phase VI Expansion, that commenced in October 1997.

     NET INCOME

     Net income for the third quarter of 1998 was $6.0 million or $0.24 per common share on a diluted basis, compared to $7.8 million or $0.35 per common share on a diluted basis in the third quarter of 1997. In the current year's quarter, the Company incurred $2.2 million executive severance expense and $1.1 million in merger costs (total of $2.1 million net of income tax). Adjusted on a pro forma basis for these expenses, net income for the quarter ended September 30, 1998 would have been $8.0 million, or $0.32 per common share on a diluted basis.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     REVENUES

     The Company's net revenues increased $31.2 million or 12% to $301.9 million in the first nine months of 1998 from $270.7 million in the first nine months of 1997. Casino revenues increased $7.8 million or 6% to $149.0 million in the nine months ended September 30, 1998 compared to $141.2 million in the nine months ended September 30, 1997. Table games revenues of $72.4 million in the current year decreased $1.8 million or 2% from $74.1 million in the prior year period. Although the Company experienced a $124.0 million or 32% increase in table games handle to $505.9 million in the first nine months of 1998 from $381.9 million in the first nine months of 1997, table games hold percentages were 14% and 19%, respectively. Increased advertising and promotional efforts, increased customer traffic associated with the Masquerade Village and Tower, and an increased emphasis by management on marketing to table game customers with higher credit limits and average wagers are considered to be the primary contributors to the increased table game volume. Slot machine revenues were $71.6 million in the nine months ended September 30, 1998 as compared to $62.2 million in the nine months ended September 30, 1997, an increase of $9.4 million or 15%. Other casino revenues, including race and sports books, keno and poker increased $0.1 million or 3% to $5 million in the first nine months of 1998 when compared to $4.9 million for the same period in the prior year. The increase in customer traffic associated with the Masquerade Village and Tower expansion, together with increased advertising and promotional efforts are considered to be the primary reasons for increases in slot machine and other casino revenues, offset somewhat by closure of the poker room in May 1998.

      Room revenues of $59.9 million in the nine months ended September 30, 1998 reflect an increase of $9.5 million or 19% over revenues of $50.4 million in the nine months ended September 30, 1997. This increase is due to an increase of 40,920 available suite nights in the nine month period ended September 30, 1998 as compared to the same period in the prior year due to opening of the Masquerade Tower in February 1997, an increase in the occupancy percentage from 90% for the nine months ended September 30, 1997 to 94% for the nine months ended September 30, 1998, and an increase in the average suite rate in the current year of $95 compared to $89 in the prior year.

     Food and beverage revenues increased $16.5 million or 20% to $99.6 million in the nine months ended September 30, 1998 from
$83.0 million in the nine months ended September 30, 1997. Management believes that full nine months operations of the five restaurants and bars in the Masquerade Village in the current year, the increase of 64,757 suites occupied, increased advertising and promotional programs and a general increase in food and beverage prices were the primary reasons for the increase.

      Other revenues of $21.8 million in the first nine months of 1998 increased by $3.1 million or 17% over the first nine months of 1997 revenues of $18.7 million. A decrease of $4.2 million in retail sales, which resulted from leasing the gift shop and most other retail shops that were previously operated by the Company to a third party, was offset by increases in showroom admissions of $2.6 million, shop rental revenue increase of $1.6 million, telephone and salon revenue increases totaling $0.7 million, and golf course revenues of $2.1 million which did not exist in the prior year.

      OPERATING MARGINS

      Operating profit as a percentage of net revenue was 17% before executive severance for the nine months ended September 30, 1998 and 18% before preopening expense for the first nine months of the prior year. The casino operating margin was $65.2 million or 44% for the nine months ended September 30, 1998 compared to $66.8 million or 47% for the same period in the prior year. Casino expenses were $83.8 million for the first nine months of 1998 after a $4.6 million decrease in the provision for doubtful accounts. Casino expenses in the first nine months of the prior year were $74.4 million. Increased payroll and other volume related expenses together with increased casino marketing and promotional costs were the primary reasons for the increase in casino expense when comparing the two periods. For the nine months ended September 30, 1998 and 1997, hotel operating profits were 69% and 70%, respectively; food and beverage operating profits were 28% and 23%, respectively; and other operating department profits were 37% and 40%, respectively. Management believes that the food and beverage operating margin was positively impacted by an increase in food and beverage prices, volume related purchasing and administrative efficiencies, and the profitability of the VooDoo Cafe and Lounge which opened in May 1997 and is located on the 40th and 41st floors of the Masquerade Tower. The decrease in the operating profit margin for other departments is primarily due to losses incurred in operating the golf course, offset somewhat by the elimination of costs associated with the operations of most retail shops being leased to a third party. Selling, general and administrative expenses, expressed as a percentage of gross revenues, were 13% for each of the nine month periods ended September 30, 1998 and 1997. Increases in payroll, advertising and promotional expenses, property taxes, casualty insurance and utilities significantly contributed to the $4.6 million increase, offset somewhat by reversal of 1998 bonus accruals in the third quarter of the current year as bonus payments are discretionary and not expected in 1998.

      PROMOTIONAL ALLOWANCES

      Promotional allowances, which represent the retail value of rooms, food, beverage and other services provided to customers without charge, were 9% and 8% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. Management believes that this increase was primarily due to complimentary rooms, food, beverage and other services being extended in connection with the volume increase in table games.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased by $2.0 million  or
11%  to  $20.7  million  in  the  nine months ended September 30,
1998   compared  to  $18.7  million  in  the  nine  months  ended
September  30,

1997. This increase is primarily attributable to depreciation and amortization expense associated with the Masquerade Village and Tower.

      OTHER INCOME AND EXPENSE

      Interest expense was $18.2 million in the first nine months of 1998, a decrease of $1.0 million from $19.2 million in the first nine months of 1997. Interest expense was reduced by $4.5 million and $3.8 million, respectively, for the nine month periods ended September 30, 1998 and 1997, due primarily to capitalization of interest related to the Masquerade Village expansion in 1997 and the Phase VI Expansion in 1998.

      NET INCOME

      Net income for the first nine months of 1998 was $18.5 million, or $0.73 per common share on a diluted basis, compared to net income of $12.0 million, or $0.55 per common share on a diluted basis for the first nine months of 1997. In the current year, the Company incurred $2.2 million executive severance expense and $1.1 million in merger costs (total of $2.1 million net of income tax). Adjusted on a pro forma basis for these expenses, net income for the nine months ended September 30, 1998 would have been $20.6 million, or $0.81 per common share on a diluted basis. In the prior year, the Company incurred $11.2 million ($7.1 million net of income tax) associated with the opening of the Masquerade Village and Tower. Adjusted on a pro forma basis for these preopening expenses, net income for the first nine months of 1997 would have been $19.1 million, or $0.88 per common share on a diluted basis.

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

      During the first nine months of 1998, net cash provided by operating activities was $27.1 million. Net cash used in investing activities was $146.9 million, including approximately $98.6 million related to the Phase VI Expansion, $12.5 in land acquisitions adjacent to the Rio and $15.0 million to invest in a new airline company.

      Based upon cash on hand, cash available through borrowings under the $275.0 million line of credit, $138.6 million of which was available as of September 30, 1998, and cash provided by operations, the Company believes that it has adequate cash available to fund purchase commitments, the Phase VI Expansion, ongoing maintenance and upgrades and the Company's operations.

YEAR 2000 ISSUE

     BACKGROUND AND RISK FACTORS

     The approach of the year 2000 has become a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). If this situation occurs, the potential exists for computer system failures by computer programs, which could disrupt operations.

      THE COMPANY'S STATE OF READINESS

      The Company has appointed a Year 2000 Project Director who is currently establishing a task force with members who have specific expertise in critical areas including Information Technology, Security, Casino Operations, Hotel Operations, Facilities Management, and Accounting. The Year 2000 Project Director will implement the widely accepted five phase methodology in addressing the Year 2000 Issue as follows:

          1.   Awareness
          2.   Assessment
          3.   Renovation
          4.   Validation
          5.   Implementation

      In addition, the Year 2000 Project Director has completed a preliminary inventory of systems that may be sensitive to the Year 2000 Issue. This preliminary inventory indicates that substantially all IT-based systems/applications have been certified as Year 2000 compliant by the applicable software vendors. All systems and applications are expected to be Year 2000 compliant by mid-1999.

     COSTS TO ADDRESS THE YEAR 2000 ISSUE

     The Company has not completed its assessment of all costs to address the Year 2000 Issue; however, it is not expected that costs incurred will have a material impact on operations. Maintenance or modification costs associated with the Year 2000 Issue will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not applicable.

                   PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On December 27, 1996, a purported stockholder derivative action (PARK EAST, INC. V. ANTHONY A. MARNELL II, ET AL., Case No. CV-596-01196-HDM (RLH)) was filed in the United States District Court for the District of Nevada, against the Company as a nominal defendant, five of the Company's directors, Marnell Corrao Associates, Inc. ("Marnell Corrao") and Anthony A. Marnell II Chartered ("Marnell Chartered"). On July 1, 1998, the Company executed a settlement agreement (the "Agreement") with Park East, Inc. The United States District Court for the District of Nevada took note of the Agreement on July 6, 1998. The Agreement provides for the settlement and dismissal with prejudice of all claims asserted by Park East, Inc. in connection with construction and architectural contracts for Phase V of the Company's Master Plan expansion project ("Phase V"). The parties agreed that the terms of the contracts are fair and reasonable to the Company and its stockholders, and that the Company would continue to submit construction project contracts to its independent audit committee. No monetary amounts are being paid to the plaintiffs in the case; however, the Company will pay up to $100,000 for plaintiff's attorneys' fees. Notice of the Agreement and of the Hearing was sent to all record stockholders and all beneficial owners of Company common stock as of July 6, 1998. The hearing was held on September 15, 1998, and the Court approved the settlement as fair, reasonable and in the best interest of the Company and its stockholders. Pursuant to the settlement, on September 21, 1998, the Court entered its written Order and Final Judgment, dismissing the action with prejudice.

      Several  lawsuits  were  filed on September  18,  1997  and
October 15, 1997 against a number of entities, including the Company, which have been consolidated by the Clark County, Nevada, District Court (the "Nevada District Court") under the designation, "Seven Hills Golf Course Litigation" (Case No. A377455). These lawsuits arose out of the Company's purchase and operation of golf course property currently known as the Rio Secco Golf Club, which the Company acquired as an amenity for the customers of Rio Suite Hotel & Casino (the "Rio Customers"). Plaintiffs allege, among other things, that the sale of the golf course was in violation of relevant CC&R's and that other relevant CC&R's required the Company to open the course to non-Rio Customers. Plaintiffs are claiming that their interest run with the land, which the Company denies. On October 28, 1997, the Company issued a press release opening the golf course for play to non-Rio Customers and, then, agreed to keep the course open to non-Rio Customers pending final adjudication of the lawsuits as to the Company. On March 9, 1998, the Nevada District Court certified a class consisting of all present and future record owners of residential lots within the Seven Hills Master-Planned Community with respect to the issue of right of access. On April 3, 1998, the Nevada District Court denied motions for summary judgment filed by various plaintiffs in the consolidated action on the issue of access to the golf course and denied a motion for mandatory injunctive relief filed by one of the builder/plaintiffs related to the issues of fees for play on the golf course. On October 9, 1998, Judge Mark Gibbons of the Nevada District Court ruled from the bench that, INTER ALIA, (i) the Company properly acquired and now owns the golf course property and (ii) the individuals covered by the CC&R's, I.E. present and future record owners of residential lots within the Seven Hills Master-Planned Community, have the right to play at the golf course subject to the applicable rates/fees and conditions of the golf course. The Nevada District Court has set a date of December 21, 1998 for a hearing as to the appropriate rates/fees and conditions for access to the golf course by present and future record owners of residential lots within the Seven Hills Master-Planned Community.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

ITEM 5. OTHER INFORMATION

        NONE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

        EXHIBIT   DESCRIPTION
        NUMBER    -----------
        -------
        2.1       Agreement  and Plan of Merger,  dated  as  of
                  August  9,  1998, by and among  Rio  Hotel  &
                  Casino,  Inc.,  Harrah's Entertainment,  Inc.
                  and  HEI  Acquisition Corp. III (incorporated
                  by  reference  from Rio's Current  Report  on
                  Form 8-K dated August 9, 1998).

        2.2       First Amendment to the Agreement and Plan  of
                  Merger, dated as of September 4, 1998, by and among Rio Hotel & Casino, Inc., Harrah's
                  Entertainment, Inc. and HEI Acquisition Corp.
                  III  (incorporated  by reference  from  Rio's
                  Current Report on Form 8-K dated September 4,
                  1998).

        10.1      Letter  Agreement dated as of  September  24,
                  1998, by and between the Company and David P.
                  Hanlon; Release Agreement dated as of October
                  9, 1998, by and between the Company and David
                  P. Hanlon; and Consulting Agreement dated as of October 9, 1998, by and between the Company and David P. Hanlon.

        11.1      Computation of Earnings Per Common Share

        27.1      Financial Data Schedule



     (b)  REPORT ON FORM 8-K

      The  Company filed a Form 8-K dated August 9,  1998,  under
Item 5, "Other Events," reporting its proposed merger with Harrah's Entertainment, Inc.

      The Company filed a Form 8-K dated September 4, 1998, under
Item 5, "Other Events," reporting that the Company and Harrah's Entertainment, Inc. amended the merger agreement to eliminate "pooling of interests" accounting treatment as a condition to the proposed merger.

                            SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      RIO HOTEL & CASINO, INC.
                                   ------------------------------
                                             (Registrant)



     November 11, 1998               /s/ Ronald J. Radcliffe
------------------------------     ------------------------------
           (Date)                   RONALD J. RADCLIFFE
                                    Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Duly Authorized Officer and
                                     Principal Financial Officer)


                          EXHIBIT INDEX


EXHIBIT    DESCRIPTION                                       SEQUENTIAL
NUMBER     -----------                                       PAGE NUMBER
-------                                                      -----------

10.1      Letter Agreement dated as of September 24,  1998,        20
          by  and  between the Company and David P. Hanlon;
          Release  Agreement dated as of October  9,  1998,
          by  and  between the Company and David P. Hanlon;
          and  Consulting Agreement dated as of October  9,
          1998,  by  and between the Company and  David  P.
          Hanlon.

11.1      Computation of Earnings Per Common Share                 36

27.1      Financial Data Schedule                                  38
